Form 10-Q
period 1996-06-30
CNL INCOME FUND XV LTD
filed 1996-08-14
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(X)                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1996
                               ------------------------


                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

                             Commission file number
                                    0-26216

                            CNL Income Fund XV, Ltd.
             (Exact name of registrant as specified in its charter)

          Florida                            59-3198888
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)

400 E. South Street, #500
Orlando, Florida                               32801
- ----------------------------            -----------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                     (407) 422-1574

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No

                                    CONTENTS

Part I                                                          Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                             1

             Condensed Statements of Income                       2

             Condensed Statements of Partners' Capital            3

             Condensed Statements of Cash Flows                   4-5

             Notes to Condensed Financial Statements              6-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                8-11

Part II

  Other Information                                               12

                                   CNL INCOME FUND XV, LTD.
                                (A Florida Limited Partnership)
                                   CONDENSED BALANCE SHEETS

                                             June 30,         December 31,
                ASSETS                         1996              1995
                                            -----------         --------

Land and buildings on operating
  leases, less accumulated
  depreciation of $433,256 and
  $310,475                                  $22,513,483        $22,636,264
Net investment in direct
  financing leases                            9,391,870          9,429,649
Investment in joint ventures                  2,520,311          2,347,635
Cash and cash equivalents                     1,373,821          1,431,420
Receivables                                       2,501             88,189
Prepaid expenses                                 13,144              2,815
Organization costs, less
  accumulated amortization
  of $4,548 and $3,548                            5,452              6,452
Accrued rental income                           775,994            560,048
Other assets                                         -              14,260
                                            -----------        -----------

                                            $36,596,576        $36,516,732
                                            ===========        ===========

     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $     2,396        $     3,475
Escrowed real estate taxes
  payable                                         5,997              6,187
Distributions payable                           800,000            800,000
Due to related parties                            2,253              8,235
Rents paid in advance                                -              15,396
                                            -----------        -----------
    Total liabilities                           810,646            833,293

Partners' capital                            35,785,930         35,683,439
                                            -----------        -----------
                                            $36,596,576        $36,516,732
                                            ===========        ===========

      See accompanying notes to condensed financial statements.

                                   CNL INCOME FUND XV, LTD.
                                (A Florida Limited Partnership)
                                CONDENSED STATEMENTS OF INCOME

                                            Quarter Ended              Six Months Ended
                                              June 30,                      June 30,

                                        1996           1995            1996           1995
                                     ----------     ----------      ----------     -------
Revenues:
  Rental income from
    operating leases                 $  631,815     $  622,801      $1,257,548     $1,234,698
  Earned income from
    direct financing
    leases                              267,594        234,705         535,740        434,245
  Interest and other
    income                               13,503         33,418          27,476         61,561
                                     ----------     ----------      ----------     ----------
                                        912,912        890,924       1,820,764      1,730,504
                                     ----------     ----------      ----------     ----------
Expenses:
  General operating
    and administrative                   40,960         41,178          80,608         70,538
  Professional services                   4,536          7,096           9,713         15,923
  Management fees to
    related parties                       8,772          8,212          17,474         16,015
  State and other taxes                  11,877          3,451          30,924         12,481
  Depreciation and
    amortization                         62,068         61,070         124,093        121,228
                                     ----------     ----------      ----------     ----------
                                        128,213        121,007         262,812        236,185
                                     ----------     ----------      ----------     ----------

Income Before Equity
  in Earnings of Joint
  Venture and Loss on
  Sale of Land                          784,699        769,917       1,557,952      1,494,319

Equity in Earnings of
  Joint Venture                          73,165         69,622         144,539        140,824

Loss on Sale of Land                         -              -               -         (71,023)
                                     ----------     ----------      ----------     ----------

Net Income                           $  857,864     $  839,539      $1,702,491     $1,564,120
                                     ==========     ==========      ==========     ==========
Allocation of Net Income:
  General partners                   $    8,579     $    8,395      $   17,025     $   15,641
  Limited partners                      849,285        831,144       1,685,466      1,548,479
                                     ----------     ----------      ----------     ----------

                                     $  857,864     $  839,539      $1,702,491     $1,564,120
                                     ==========     ==========      ==========     ==========
Net Income Per Limited
  Partner Unit                       $     0.21     $     0.21      $     0.42     $     0.39
                                     ==========     ==========      ==========     ==========
Weighted Average Number
  of Limited Partner Units

  Outstanding                         4,000,000      4,000,000       4,000,000      4,000,000
                                     ==========     ==========      ==========     ==========








            See accompanying notes to condensed financial statements

                                   CNL INCOME FUND XV, LTD.
                                (A Florida Limited Partnership)
                           CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                   Six Months Ended         Year Ended
                                        June 30,            December 31,
                                        1996                    1995

General partners:
  Beginning balance                  $    47,211             $    12,859
  Net income                              17,025                  34,352
                                     -----------             -----------
                                          64,236                  47,211
                                     -----------             -----------

Limited partners:
  Beginning balance                   35,636,228              35,198,113
  Net income                           1,685,466               3,338,116
  Distributions ($0.40 and $0.73
    per limited partner unit,
    respectively)                     (1,600,000)             (2,900,001)
                                     -----------             -----------
                                      35,721,694              35,636,228
                                     -----------             -----------

Total partners' capital              $35,785,930             $35,683,439
                                     ===========             ===========














           See accompanying notes to condensed financial statements.

                                   CNL INCOME FUND XV, LTD.
                                (A Florida Limited Partnership)
                              CONDENSED STATEMENTS OF CASH FLOWS

                                                 Six Months Ended
                                                     June 30,
                                             1996                  1995
                                          -----------          --------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by
      Operating Activities                $ 1,687,927          $ 1,566,951
                                          -----------          -----------

    Cash Flows from Investing
      Activities:
      Additions to land and
        buildings on operating
        leases                                     -            (1,985,137)
      Proceeds from sale of land                   -               811,706
      Investment in direct
        financing leases                           -              (900,106)
      Investment in joint venture            (145,526)            (720,572)
      Other                                        -                23,610
                                          -----------          -----------
          Net cash used in
            investing activities             (145,526)          (2,770,499)
                                          -----------          -----------

    Cash Flows from Financing
      Activities:
      Reimbursement of acquisition,
        costs paid by related parties
        on behalf of the Partnership               -               (21,835)
      Distributions to limited
        partners                           (1,600,000)          (1,150,002)
                                          -----------          -----------
          Net cash used in
            financing activities           (1,600,000)          (1,171,837)
                                          -----------          -----------

Net Decrease in Cash
  and Cash Equivalents                        (57,599)          (2,375,385)

Cash and Cash Equivalents at
  Beginning of Period                       1,431,420            4,787,830
                                          -----------          -----------

Cash and Cash Equivalents at
  End of Period                           $ 1,373,821          $ 2,412,445
                                          ===========          ===========









           See accompanying notes to condensed financial statements.

                                   CNL INCOME FUND XV, LTD.
                                (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

                                                    Six Months Ended
                                                         June 30,

                                                1996                  1995
                                             -----------          --------

Supplemental Schedule of Non-Cash
  Investing and Financing
    Activities:

    Related parties paid
      certain acquisition
      costs on behalf of
      the Partnership                        $        -           $       601
                                             ===========          ===========

    Construction in progress
      at December 31, 1994,
      transferred to net investment
      in direct financing leases             $        -           $   860,990
                                             ===========          ===========

    Land and building costs
      incurred and unpaid at
      end of period                          $        -           $   324,005
                                             ===========          ===========

    Distributions declared and
      unpaid at end of period                $   800,000          $   700,000
                                             ===========          ===========



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1996 and 1995

1.      Basis of Presentation:

        The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

        These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XV, Ltd. (the "Partnership") for the year ended December 31, 1995.

        Certain items in the prior years' financial statements have been reclassified to conform to 1996 presentation. These reclassifications had no effect on partners' capital or net income.

        Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.      Investment in Joint Ventures:

        In January 1996, the Partnership acquired an approximate 15 percent interest in a Golden Corral property in Clinton, North Carolina, with affiliates of the general partners as tenants-in-common. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates and amounts relating to its investment are included in investment in joint ventures.

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1996 and 1995

2.      Investment in Joint Ventures - Continued:

        In June 1996, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, entered into a purchase and sale agreement to sell the two Properties it owns to the tenant of the properties. The sale of the properties is contingent on the tenant securing mortgage financing on the properties. The closing is scheduled to take place no later than November 1996. Wood-Ridge Real Estate Joint Venture anticipates that proceeds received from the sale of these properties will be in excess of the carrying value of the properties and will be reinvested in an additional property or properties. The sale of these properties had not occurred as of July 18, 1996.

        The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                          June 30,          December 31,
                                            1996                1995
        Land and buildings on
          operating leases, less
          accumulated depreciation       $3,942,718           $3,149,552
        Net investment in direct
          financing lease                 1,415,764            1,421,802
        Cash                                153,451                  302
        Accrued rental income               171,877              123,000
        Receivables                              -                 1,526
        Prepaid expenses                        163                   -
        Liabilities                             427                  270
        Partners' capital                 5,683,546            4,695,912
        Revenues                            338,994              590,537
        Net income                          313,318              561,212

        The Partnership recognized income totalling $144,539 and $140,824 for the six months ended June 30, 1996 and 1995, respectively, from these joint ventures, $73,165 and $69,622 of which was earned during the quarters ended June 30, 1996 and 1995, respectively.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

        CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1996, the Partnership owned 45 Properties, including interests in two Properties owned by a joint venture in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

        The Partnership's primary source of capital for the six months ended June 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,687,927 and $1,566,951 for the six months ended June 30, 1996 and 1995, respectively. The increase in cash from operations for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

        Other sources and uses of capital included the following during the six months ended June 30, 1996.

        In January 1996, the Partnership invested approximately $145,500 in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the general partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. The Partnership owns approximately a 15 percent interest in this Property. Upon completion of the Partnership's acquisitions in January 1996, the remaining net offering proceeds of approximately $220,000 were reserved for Partnership purposes.

        In June 1996, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, entered into a purchase and sale agreement to sell the two Properties it owns to the tenant of the Properties. The sale of the Properties is contingent on the tenant securing mortgage financing on the Properties. The closing is scheduled to take place no later than November 1996. Wood-Ridge Real Estate Joint Venture anticipates that proceeds received from the sale of these Properties will be in excess of the carrying value of the Properties and will be reinvested in an additional property or properties. The sale of these Properties had not occurred as of July 18,1996.

        Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1996, the Partnership had $1,373,821 invested in such short-term investments as compared to $1,431,420 at December 31, 1995. The decrease in cash and cash equivalents during the six months ended June 30, 1996, is partially the result of the Partnership investing in a Property with affiliates of the general partners as tenants-in-common, as described above. The funds remaining at June 30, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

        Total liabilities of the Partnership, including distributions payable, decreased to $810,646 at June 30, 1996, from $833,293 at December 31, 1995, primarily as a result of a decrease in rents paid in advance during the six months ended June 30, 1996. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

        Based on cash from operations, the Partnership declared distributions to the limited partners of $1,600,000 and $1,300,000 for the six months ended June 30, 1996 and 1995, respectively, ($800,000 and $700,000 for the quarters ended June 30, 1996 and 1995, respectively). This represents distributions of $0.40 and $0.33 per unit for the six months ended June 30, 1996 and 1995, respectively, ($0.20 and $0.18 per unit for the quarters ended June 30, 1996 and 1995, respectively). No distributions were made to the general partners for the quarters and six months ended June 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

        The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

        During the six months ended June 30, 1996 and 1995, the Partnership owned and leased 42 and 43 wholly owned Properties, respectively, (including two Properties in Knoxville, Tennessee, and one Property in Leavenworth, Kansas, during the six months ended June 30, 1995, which were sold in March 1995) to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership earned $1,793,288 and $1,668,943, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $899,409 and $857,506 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The increase in rental and earned income is primarily attributable to the acquisition of one additional Property subsequent to June 30, 1995, and the fact that the Properties acquired during the quarter and six months ended June 30, 1995, were operational for the full quarter and six months ended June 30, 1996, as compared to a partial quarter and six months ended June 30, 1995.

        During the six months ended June 30, 1996 and 1995, the Partnership owned two Properties indirectly through joint venture arrangements. In addition, during the six months ended June 30, 1996, the Partnership owned one Property indirectly with affiliates of the general partners as tenants-in-common. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership also earned $144,539 and $140,824, respectively, attributable to net income earned by these joint ventures, $73,165 and $69,622 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The increase in net income earned by joint ventures is primarily attributable to the Partnership acquiring its interest in the Property held as tenant-in-common in January 1996, as discussed above in "Liquidity and Capital Resources".

        During the six months ended June 30, 1996 and 1995, the Partnership also earned $27,476 and $61,561, respectively, in interest and other income, $13,503 and $33,418 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The decrease in interest and other income is primarily attributable to the decrease in the amount of funds invested in short-term, liquid investment due to the acquisition of additional Properties during 1995 and the six months ended June 30, 1996.

        Operating expenses, including depreciation and amortization expense, were $262,812 and $236,185 for the six months ended June 30, 1996 and 1995, respectively, of which $128,213 and $121,007 were incurred during the quarters ended June 30, 1996 and 1995. The increase in operating expenses during the quarter and six months ended June 30, 1996, is primarily attributable to (i) an increase in accounting and administrative expenses associated with operating the Partnership and its Properties (ii) the Partnership's incurring additional taxes relating to the filing of various state tax returns during 1996, and (iii) an increase in insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

        As a result of the sale of the two Properties in Knoxville, Tennessee, and one Property in Leavenworth, Kansas, the Partnership recognized a loss for financial reporting purposes of $71,023 during the six months ended June 30, 1995. The loss was primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to these Properties and due to accrued rental income relating to future scheduled rent increases that the Partnership had recorded and reversed at the time of the sale. No Properties were sold during the six months ended June 30, 1996.

                                  PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings.  Inapplicable.

Item 2.        Changes in Securities.  Inapplicable.

Item 3.        Defaults upon Senior Securities.  Inapplicable.

Item 4.        Submission of Matters to a Vote of Security Holders.

               Inapplicable.

Item 5.        Other Information.  Inapplicable.

Item 6.        Exhibits and Reports on Form 8-K.

               (a)    Exhibits - None.

               (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                          SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        DATED this 9th day of August, 1996.

                                    CNL INCOME FUND XV, LTD.

                                    By:  CNL REALTY CORPORATION

                                            General Partner

                                            By:  /s/ James M. Seneff, Jr.
                                                 -------------------------
                                                 JAMES M. SENEFF, JR.
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

                                            By:  /s/ Robert A. Bourne
                                                 -------------------------------
                                                 ROBERT A. BOURNE
                                                 President and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)