Form 10-Q
period 1996-09-30
CNL INCOME FUND XV LTD
filed 1996-11-07
CIK 913057

FORM 10-Q

           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C.  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1996
                               ------------------------------------

                            OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                  Commission file number
                         0-26216
                  ----------------------


                 CNL Income Fund XV, Ltd.
   ------------------------------------------------------
   (Exact name of registrant as specified in its charter)


          Florida                             59-3198888
----------------------------        -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------





                                   CONTENTS
                                   --------

Part I                                                              Page
                                                                    ----

  Item 1.  Financial Statements:

             Condensed Balance Sheets                               1

             Condensed Statements of Income                         2

             Condensed Statements of Partners' Capital              3

             Condensed Statements of Cash Flows                     4-5

             Notes to Condensed Financial Statements                6-8

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  9-12


Part II

  Other Information                                                 13







                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                               September 30,     December 31,
            ASSETS                                 1996              1995
                                               -------------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $494,647 and
  $310,475                                      $22,452,092      $22,636,264
Net investment in direct
  financing leases                                9,372,136        9,429,649
Investment in joint ventures                      2,654,110        2,347,635
Cash and cash equivalents                         1,489,732        1,431,420
Receivables                                           1,458           88,189
Prepaid expenses                                     11,214            2,815
Organization costs, less
  accumulated amortization
  of $5,048 and $3,548                                4,952            6,452
Accrued rental income                               883,848          560,048
Other assets                                             -            14,260
                                                -----------      -----------

                                                $36,869,542      $36,516,732
                                                ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $     2,568      $     3,475
Escrowed real estate taxes
  payable                                             8,064            6,187
Distributions payable                               800,000          800,000
Due to related parties                                5,543            8,235
Rents paid in advance                                55,191           15,396
                                                -----------      -----------
    Total liabilities                               871,366          833,293

Partners' capital                                35,998,176       35,683,439
                                                -----------      -----------

                                                $36,869,542      $36,516,732
                                                ===========      ===========


           See accompanying notes to condensed financial statements.







                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                    Quarter Ended        Nine Months Ended
                                    September 30,          September 30,
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------

Revenues:
  Rental income from
    operating leases           $  631,816  $  635,384  $1,889,364  $1,870,082
  Earned income from
    direct financing
    leases                        267,026     251,636     802,766     685,881
  Interest and other
    income                         17,798      16,668      45,274      78,229
                               ----------  ----------  ----------  ----------
                                  916,640     903,688   2,737,404   2,634,192
                               ----------  ----------  ----------  ----------

Expenses:
  General operating and
    administrative                 38,536      36,285     119,144     106,823
  Professional services             5,470       8,039      15,183      23,962
  Management fees to
    related parties                 8,772       8,586      26,246      24,601
  State and other taxes                -           39      30,924      12,520
  Depreciation and
    amortization                   62,070      60,151     186,163     181,379
                               ----------  ----------  ----------  ----------
                                  114,848     113,100     377,660     349,285
                               ----------  ----------  ----------  ----------

Income Before Equity
  in Earnings of Joint
  Ventures and Loss on
  Sale of Land                    801,792     790,588   2,359,744   2,284,907

Equity in Earnings of
  Joint Ventures                  210,454      71,860     354,993     212,684

Loss on Sale of Land                   -           -           -      (71,023)
                               ----------  ----------  ----------  ----------

Net Income                     $1,012,246  $  862,448  $2,714,737  $2,426,568
                               ==========  ==========  ==========  ==========

Allocation of Net Income:
  General partners             $   10,122  $    8,625  $   27,147  $   24,266
  Limited partners              1,002,124     853,823   2,687,590   2,402,302
                               ----------  ----------  ----------  ----------

                               $1,012,246  $  862,448  $2,714,737  $2,426,568
                               ==========  ==========  ==========  ==========

Net Income Per Limited
  Partner Unit                 $     0.25  $     0.21  $     0.67  $     0.60
                               ==========  ==========  ==========  ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding             4,000,000   4,000,000   4,000,000   4,000,000
                               ==========  ==========  ==========  ==========


           See accompanying notes to condensed financial statements








                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                         Nine Months Ended      Year Ended
                                           September 30,        December 31,
                                               1996                 1995
                                         -----------------      ------------

General partners:
  Beginning balance                        $    47,211          $    12,859
  Net income                                    27,147               34,352
                                           -----------          -----------
                                                74,358               47,211
                                           -----------          -----------

Limited partners:
  Beginning balance                         35,636,228           35,198,113
  Net income                                 2,687,590            3,338,116
  Distributions ($0.60
    $0.73 per limited
    partner unit,
    respectively)                           (2,400,000)          (2,900,001)
                                           -----------          -----------
                                            35,923,818           35,636,228
                                           -----------          -----------

Total partners' capital                    $35,998,176          $35,683,439
                                           ===========          ===========


           See accompanying notes to condensed financial statements.








                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                      Nine Months Ended
                                                        September 30,
                                                    1996              1995
                                                 -----------      -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by
      Operating Activities                       $ 2,580,751      $ 2,401,449
                                                 -----------      -----------

    Cash Flows from Investing
      Activities:
      Proceeds from sale of land                          -           811,706
      Additions to land and
        buildings on operating
        leases                                            -        (1,889,486)
      Investment in direct
        financing leases                                  -        (2,148,301)
      Investment in joint venture                   (145,526)        (720,622)
      Return of capital from
        joint venture                                 23,087               -
      Other                                               -            25,449
                                                 -----------      -----------
          Net cash used in
            investing activities                    (122,439)      (3,921,254)
                                                 -----------      -----------

    Cash Flows from Financing
      Activities:
      Reimbursement of acquisition
        costs paid by related parties
        on behalf of the Partnership                      -           (23,278)
      Distributions to limited
        partners                                  (2,400,000)      (1,850,002)
                                                 -----------      -----------
          Net cash used in
            financing activities                  (2,400,000)      (1,873,280)
                                                 -----------      -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                                58,312       (3,393,085)

Cash and Cash Equivalents at
  Beginning of Period                              1,431,420        4,787,830
                                                 -----------      -----------

Cash and Cash Equivalents at
  End of Period                                  $ 1,489,732      $ 1,394,745
                                                 ===========      ===========

Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Related parties paid certain
      acquisition costs on behalf of
      the Partnership                            $        -       $       882
                                                 ===========      ===========

    Land and building costs incurred
      and unpaid at end of period                $        -       $     4,131
                                                 ===========      ===========

    Construction in progress at
      December 31, 1994, transferred
      to net investment in direct
      financing leases                           $        -       $   860,990
                                                 ===========      ===========

    Distributions declared and
      unpaid at end of period                    $   800,000      $   800,000
                                                 ===========      ===========


           See accompanying notes to condensed financial statements.








                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.    Investment in Joint Ventures:
      ----------------------------

      In January 1996, the Partnership acquired an approximate 15 percent interest in a Golden Corral property in Clinton, North Carolina, with affiliates of the general partners as tenants-in-common. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates and amounts relating to its investment are included in investment in joint ventures. In August 1996, the Partnership received approximately $23,100, representing a return of capital, for excess construction costs funded as part of the initial investment in January 1996. As of September 30, 1996, the Partnership owned an approximate 15 percent interest in this property.

      In September 1996, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its two properties to the tenant of these properties for $5,020,878 and received net sales proceeds of $5,001,180, resulting in a gain to the joint venture of approximately $261,100 for financial reporting purposes. These properties were originally acquired by Wood-Ridge Real Estate Joint Venture in September 1994 and had a combined, total cost of approximately $4,302,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold these properties for approximately $698,700 in excess of their original purchase price.

      In October 1996, Wood-Ridge Real Estate Joint Venture reinvested $4,427,203 of the net sales proceeds it received from the sale of its properties in September 1996. The remaining net sales proceeds of $573,977 are expected to be reinvested by December 1996.

      The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                           September 30,     December 31,
                                               1996              1995
                                           -------------     ------------

            Land and buildings on
              operating leases,
              less accumulated
              depreciation                   $  799,440       $3,149,552
            Net investment in
              direct financing
              lease                                  -         1,421,802
            Cash                                 24,342              302
            Restricted cash                   5,017,023               -
            Receivables                              -             1,526
            Prepaid expenses                        268               -
            Accrued rental income                    -           123,000
            Liabilities                             362              270
            Partners' capital                 5,840,711        4,695,912
            Revenues                            504,173          590,537
            Gain on sale                        261,106               -
            Net income                          745,157          561,212

      The Partnership recognized income totalling $354,993 and $212,684 for the nine months ended September 30, 1996 and 1995, respectively, from these joint ventures, $210,454 and $71,860 of which was earned during the quarters ended September 30, 1996 and 1995, respectively.










ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1996, the Partnership owned 43 Properties, including an interest in one Property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources
-------------------------------

      The Partnership's primary source of capital for the nine months ended September 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,580,751 and $2,401,449 for the nine months ended September 30, 1996 and 1995, respectively. The increase in cash from operations for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

      Other sources and uses of capital included the following during the nine months ended September 30, 1996.

      In January 1996, the Partnership invested approximately $145,500 in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the general partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. Upon completion of the Partnership's acquisitions in January 1996, the remaining net offering proceeds of approximately $220,000 were reserved for Partnership purposes. In August 1996, the Partnership received approximately $23,100, representing a return of capital, for excess construction costs funded as part of the initial investment in January 1996, in the Golden Corral Property held with affiliates of the general partners as tenants-in-common. The Partnership intends to use these funds for other Partnership purposes. As of September 30, 1996, the Partnership owned an approximate 15 percent interest in this Property.

      In September 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership owns a 50 percent interest, sold its two Properties to the tenant of these Properties for $5,020,878 and received net sales proceeds of $5,001,180, resulting in a gain to the joint venture of approximately $261,100 for financial reporting purposes. These properties were originally acquired by Wood-Ridge Real Estate Joint Venture in September 1994 and had a combined, total cost of approximately $4,302,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold these Properties for approximately $698,700 in excess of their original purchase price. In October 1996, Wood-Ridge Real Estate Joint Venture reinvested $4,427,203 of the net sales proceeds it received from the sale of its Properties in September 1996. The remaining net sales proceeds of $573,977 are expected to be reinvested by December 1996. The lease agreements for the Properties are substantially the same as the leases relating to the Partnership's other properties.

      Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1996, the Partnership had $1,489,732 invested in such short-term investments as compared to $1,431,420 at December 31, 1995. The funds remaining at September 30, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, increased to $871,366 at September 30, 1996, from $833,293 at December 31, 1995, primarily as a result of an increase in rents paid in advance during the nine months ended September 30, 1996. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      Based on cash from operations, the Partnership declared distributions to the limited partners of $2,400,000 and $2,100,000 for the nine months ended September 30, 1996 and 1995, respectively, ($800,000 for each of the quarters ended September 30, 1996 and 1995, respectively). This represents distributions of $0.60 and $0.53 per unit for the nine months ended September 30, 1996 and 1995, respectively, ($0.20 per unit for the quarters ended September 30, 1996 and 1995, respectively). No distributions were made to the general partners for the quarters and nine months ended September 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations
---------------------

      During the nine months ended September 30, 1995, the Partnership owned and leased 45 wholly owned Properties (including two Properties in Knoxville, Tennessee, and one Property in Leavenworth, Kansas, which were sold in March
1995) and during the nine months ended September 30, 1996, the Partnership owned and leased 42 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership earned $2,692,130 and $2,555,963, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $898,842 and $887,020 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The increase in rental and earned income is primarily attributable to the fact that the Properties acquired during the quarter and nine months ended September 30, 1995, were operational for the full quarter and nine months ended September 30, 1996, as compared to a partial quarter and nine months ended September 30, 1995.

      During the nine months ended September 30, 1996 and 1995, the Partnership owned and leased two Properties indirectly through a joint venture arrangement, (which include the two Properties sold in September 1996 by Wood-Ridge Real Estate Joint Venture as discussed above in "Liquidity and Capital Resources"). In addition, during the nine months ended September 30, 1996, the Partnership owned one Property indirectly with affiliates of the general partners as tenants-in-common. In connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership earned $354,993 and $212,684, respectively, attributable to net income earned by these joint ventures, $210,454 and $71,860 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The increase in net income earned by joint ventures is primarily attributable to the fact that in September 1996, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50 percent interest, recognized a gain of approximately $261,100 for financial reporting purposes as a result of the sale of its Properties in September 1996, as described above in "Liquidity and Capital Resources." Due to the fact that the joint venture reinvested the majority of the net sales proceeds in five Properties in October 1996, the Partnership does not anticipate that the sale of the two Properties will have a material adverse effect on operations.

      During the nine months ended September 30, 1996 and 1995, the Partnership also earned $45,274 and $78,229, respectively, in interest and other income, $17,798 and $16,668 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The decrease in interest and other income during the nine months ended September 30, 1996, is primarily attributable to the decrease in the amount of funds invested in short-term, liquid investments due to the acquisition of additional Properties during 1995 and the nine months ended September 30, 1996.

      Operating expenses, including depreciation and amortization expense, were $377,660 and $349,285 for the nine months ended September 30, 1996 and 1995, respectively, of which $114,848 and $113,100 were incurred during the quarters ended September 30, 1996 and 1995. The increase in operating expenses during the nine months ended September 30, 1996, is primarily attributable to (i) an increase in accounting and administrative expenses associated with operating the Partnership and its Properties (ii) the Partnership's incurring additional taxes relating to the filing of various state tax returns during 1996, and (iii) an increase in insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      As a result of the sale of the two Properties in Knoxville, Tennessee, and one Property in Leavenworth, Kansas, the Partnership recognized a loss for financial reporting purposes of $71,023 during the nine months ended September 30, 1995. The loss was primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to these Properties and due to accrued rental income relating to future scheduled rent increases that the Partnership had recorded and reversed at the time of the sale. No wholly owned Properties were sold by the Partnership during the nine months ended September 30, 1996.










                          PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities.  Inapplicable.
            ---------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.






                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 5th day of November, 1996.

                              CNL INCOME FUND XV, LTD.

                              By:  CNL REALTY CORPORATION
                                    General Partner

                                    By:  /s/ James M. Seneff, Jr.
                                         ----------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:  /s/ Robert A. Bourne
                                         ----------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)