Form 10-K405
period 1996-12-31
CNL INCOME FUND XV LTD
filed 1997-03-27
CIK 913057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended         December 31, 1996
                                       ---------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                       to
                                  -------------------      -------------------

                        Commission file number  0-26216

                            CNL INCOME FUND XV, LTD.
             (Exact name of registrant as specified in its charter)

            Florida                                      59-3198888
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                        400 East South Street, Suite 500
                            Orlando, Florida  32801
          (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (407) 422-1574

          Securities registered pursuant to Section 12(b) of the Act:

       Title of each class:             Name of exchange on which registered:
               None                                Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

              Units of limited partnership interest ($10 per Unit)
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes      X      No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                                     PART I


Item 1.  Business

         CNL Income Fund XV, Ltd. (the "Registrant" or the "Partnership") is a limited partnership which was organized pursuant to the laws of the State of Florida on September 2, 1993. The general partners of the Partnership are Robert
A. Bourne, James M. Seneff, Jr. and CNL Realty Corporation, a Florida corporation (the "General Partners"). Beginning on February 23, 1994, the Partnership offered for sale up to $40,000,000 of limited partnership interests (the "Units") (4,000,000 Units at $10 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective February 23, 1994. The offering terminated on September 1, 1994, at which date the maximum offering proceeds of $40,000,000 had been received from investors who were admitted to the Partnership as limited partners (the "Limited Partners").

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,200,000, and were used to acquire 45 Properties, including 15 Properties consisting of only land and two Properties owned by a joint venture in which the Partnership is a co-venturer, to pay acquisition fees totalling $2,200,000 to an affiliate of the General Partners and to establish a working capital reserve for Partnership purposes . During the year ended December 31, 1995, the tenant of two Checkers Properties in Knoxville, Tennessee, and one Checkers Property in Leavenworth, Kansas, which consisted of land only, exercised its option in accordance with the lease agreements to substitute other Properties for these three Properties. The Partnership sold the two Properties in Knoxville, Tennessee, and the Property in Leavenworth, Kansas, and used the net sales proceeds to acquire two Checkers Properties, consisting of land only, located in Orlando and Bradenton, Florida. In addition, during the year ended December 31, 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its two Properties to the tenant. The joint venture reinvested the majority of the net sales proceeds in four Boston Market Properties (one of which consisted of only land) and one Golden Corral Property. The building portion of the Property in Murfreesboro, Tennessee is owned by the tenant. As a result of the above transactions, as of December 31, 1996, the Partnership owned 48 Properties, including 14 wholly owned Properties consisting of only land, five Properties owned by a joint venture in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common. The lessee of the 14 wholly owned Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the leases, to remove the buildings from the land at the end of the lease terms. The Properties are leased on a triplenet basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. In general, the General Partners plan to seek the sale of some of the Properties commencing seven to 12 years after their acquisition. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint venture in which the Partnership is a co-venturer provide for initial terms ranging from 15 to 20 years (the average being 19 years) and expire between 2009 and 2015. All leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $22,500 to $190,600. All of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth or ninth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         In September 1996, Wood-Ridge Real Estate Joint Venture sold its two Properties to the tenant of these Properties and in October 1996, the joint venture reinvested the majority of net sales proceeds in five Properties. In addition, in January 1997, the joint venture reinvested the majority of the remaining net sales proceeds in a Taco Bell Property located in Anniston, Alabama. The lease terms for these Properties are substantially the same as the Partnership's other leases as described above in the first two paragraphs of this section.

Major Tenants

         During 1996, five lessees (or group of affiliated lessees) of the Partnership, (i) Flagstar Enterprises, Inc. and Quincy's Restaurants, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), (ii) Checkers Drive-In Restaurants, Inc., (iii) Long John Silver's, Inc., (iv) Foodmaker, Inc. and (v) Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from five Properties owned by a joint venture and one Property owned with affiliates as tenants-in-common). As of December 31, 1996, Flagstar Corporation was the lessee under leases relating to eight restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 14 restaurants, Long John Silver's, Inc. was the lessee under leases relating to eight restaurants, Foodmaker, Inc. was the lessee under leases relating to four restaurants and Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that based on the minimum rental payments required by the leases, these five lessees (or group of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, five Restaurant Chains, Hardee's, Checkers Drive-In Restaurants, Long John Silver's, Golden Corral Family Steakhouse Restaurants and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income during 1996 (including the Partnership's share of rental income from five Properties owned by a joint venture and one Property owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangement

         In August 1994, the Partnership entered into a joint venture arrangement, Wood-Ridge Real Estate Joint Venture, with an affiliate of the General Partners to purchase and hold two Properties. In September 1996, WoodRidge Real Estate Joint Venture sold its two Properties to the tenant of these Properties, and in October 1996, the joint venture reinvested the majority of net sales proceeds in four Boston Market Properties (one of which consisted of only land) and one Golden Corral Property. The building portion of the Golden Corral Property is owned by the tenant. The joint venture arrangement provides for the Partnership and its joint venture partner to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership and its joint venture partner are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

         Wood-Ridge Real Estate Joint Venture has an initial term of 30 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the property owned by the joint venture, unless agreed to by mutual agreement of the Partnership and its joint venture partner to reinvest the sales proceeds in replacement Properties, and by mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture.

         The Partnership shares management control equally with an affiliate of the General Partners for Wood-Ridge Real Estate Joint Venture. The joint venture agreement restricts each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of Wood-Ridge Real Estate Joint Venture is distributed 50 percent to each joint venture partner. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In addition to the above joint venture agreement, in January 1996, the Partnership entered into an agreement to hold a Golden Corral Property as tenants-in-common with affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 15.02% interest in this Property.

Certain Management Services

         CNL Investment Company, an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership through December 31, 1994. Under this agreement, CNL Investment Company was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Investment Company also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Investment Company an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

         Effective January 1, 1995, certain officers and employees of CNL Investment Company became officers and employees of CNL Income Fund Advisors, Inc., an affiliate of the General Partners, and CNL Investment Company assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Income Fund Advisors, Inc. In addition, effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Fund Advisors, Inc. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains and restaurants in other well-known national chains, including those offering different types of food and service.

         At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.


Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 48 Properties, located in 17 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 15,600 to 137,700 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the 14 Checkers Properties owned by the Partnership and one Boston Market Property owned by Wood-Ridge Real Estate Joint Venture are owned by the tenants. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 1,500 to 11,000 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

         Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1996 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Flagstar Corporation leases seven Hardee's restaurants and one Quincy's restaurant. The initial term of each lease is 20 years (expiring between 2013 and 2014) and the average minimum base annual rent is approximately $76,700 (ranging from approximately $62,900 to $97,100).

         Checkers Drive-In Restaurants, Inc. leases 14 Checkers Drive-In Restaurants ("Checkers"). The initial term of each of its leases is 20 years (expiring between 2014 and 2015) and the average minimum base annual rent is approximately $42,900 (ranging from approximately $22,500 to $63,100). The leases for the 14 Checkers Properties consist of only land. The tenant owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease term.

         Long John Silver's, Inc. leases eight Long John Silver's restaurants with an initial term of 20 years (expiring in 2014) and the average minimum base annual rent is approximately $75,600 (ranging from approximately $58,600 to $92,900).

         Foodmaker, Inc. leases four Jack in the Box restaurants. This initial term of each lease is 18 years (expiring in 2012) and the average minimum base annual rent is approximately $91,100 (ranging from approximately $71,000 to $102,200).

         In addition, Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2009 and 2011) and the average minimum base annual rent is approximately $137,400 (ranging from approximately $88,000 to $190,600).

         The General Partners consider the Properties to be well-maintained and sufficient for the Partnership's operations.

Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective properties, is a party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.



                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of February 28, 1997, there were 2,706 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price paid for any Unit transferred pursuant to the Plan has been $9.50 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1996 and 1995 other than pursuant to the Plan, net of commissions (which ranged from zero to 5.4%).


                                                         1996 (1)                         1995 (1)
                                         ------------------------------     ------------------------------
                                              High      Low     Average          High      Low     Average
                                              ----      ---     -------          ----      ---     -------
         First Quarter                        $9.50    $9.50      $9.50            (2)      (2)        (2)
         Second Quarter                       10.00    10.00      10.00            (2)      (2)        (2)
         Third Quarter                         9.50     8.83       9.28         $ 9.50   $ 9.50     $ 9.50
         Fourth Quarter                        8.60     8.60       8.60          10.00     8.61       9.44

(1) A total of 32,575 and 13,491 Units were transferred other than pursuant to the Plan for the years ended December 31, 1996 and 1995.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1996 and 1995, the Partnership declared cash distributions of $3,280,000 and $2,900,001, respectively, to the Limited Partners. During the quarter ended December 31, 1996, the Partnership declared a special distribution to the Limited Partners of $80,000 which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.


         Quarter Ended                                                           1996              1995
         -------------                                                        ----------        ----------
         March 31                                                               $800,000          $600,000
         June 30                                                                 800,000           700,001
         September 30                                                            800,000           800,000
         December 31 (1)                                                         880,000           800,000

(1) Includes a special distribution to Limited Partners of $80,000, for the quarter ended December 31, 1996.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.


Item 6.  Selected Financial Data

                                            1996              1995             1994            1993 (1)
                                       --------------    --------------   --------------    -------------
Year Ended December 31:
    Revenues (2)                         $  4,068,610      $  3,914,985     $  1,319,692     $       -
    Net income (3)                          3,585,059         3,372,468        1,185,918             -
    Cash distributions declared             3,280,000         2,900,001        1,185,946             -
    Net income per Unit (3) (4)                  0.89              0.83             0.41             -
    Cash distribution declared per
       Unit (4)                                  0.82              0.73             0.41             -

At December 31:
    Total assets                          $36,936,678       $36,516,732      $37,058,475       $   1,000
    Partners' Capital                     $35,988,498       $35,683,439      $35,210,972       $   1,000


(1) Selected financial data for 1993 represents the period September 2, 1993 (date of inception) to December 31, 1993.

(2)      Revenues include equity in earnings of the joint venture.

(3) Net income for the year ended December 31, 1995, includes $71,023 from loss on sale of land.

(4) Based on the weighted average number of Limited Partner Units outstanding during the years ended December 31, 1996 and 1995, and the period March 24, 1994 through December 31, 1994.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The Partnership was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1996, the Partnership owned 48 Properties, either directly or through joint venture arrangements.

Liquidity and Capital Resources

         On February 23, 1994, the Partnership commenced an offering to the public of up to 4,000,000 Units of limited partnership interest. The Partnership's offering of Units terminated on September 1, 1994, at which time the maximum offering proceeds of $40,000,000 (4,000,000 Units) had been received from investors. The Partnership, therefore, will derive no additional capital resources from the offering.

         Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,200,000. As of December 31, 1994, approximately $32,088,000 had been used to invest, either directly or through joint venture arrangements, in 43 Properties (three of which were under construction at December 31, 1994) and to pay acquisition fees to an affiliate of the General Partners totalling $2,200,000 and to pay certain acquisition expenses. During 1995, the Partnership completed construction of the three Properties acquired in 1994 and acquired two additional Properties. In addition, in January 1995, the Partnership received notice from the tenant of two of its Properties in Knoxville, Tennessee, and one Property in Leavenworth, Kansas, of the tenant's intention to exercise its options, in accordance with its lease agreements, to substitute other Properties for these three Properties. In March 1995, the Partnership sold its two Properties in Knoxville, Tennessee, and one Property in Leavenworth, Kansas, to the tenant for their original purchase prices, excluding acquisition fees and miscellaneous acquisition expenses and received net sales proceeds totalling $811,706. The Partnership used the majority of the net sales proceeds to acquire two Checkers Properties in Orlando and Bradenton, Florida, from the tenant. As a result of these transactions, the Partnership recognized a loss of $71,023 for financial reporting purposes primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to the two Properties in Knoxville, Tennessee, and the Property in Leavenworth, Kansas, and due to the accrued rental income relating to future scheduled rent increases for these Properties that the Partnership had recorded and reversed at the time of the sale. The Partnership believes the two replacement Properties will outperform the three original Properties, in terms of rent that will be payable to the Partnership in relationship to the Partnership's cost of the Properties, due to the tenant's strong market penetration in Florida. As a result of the above transactions, as of December 31, 1995, approximately $34,781,000 had been used to invest, either directly or through joint venture arrangements in 44 Properties and to pay acquisition fees and certain acquisition expenses.

         In January 1996, the Partnership invested $145,526 in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1996, the Partnership owned a 15.02% interest in this Property. Upon completion of the Partnership's acquisitions in January 1996, the remaining net offering proceeds of approximately $220,000 were reserved for Partnership purposes.

         In September 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership owns a 50 percent interest, sold its two Properties to the tenant for $5,020,878 and received net sales proceeds of $5,001,180, resulting in a gain to the joint venture of approximately $261,100 for financial reporting purposes. These Properties were originally acquired by Wood-Ridge Real Estate Joint Venture in September 1994 and had a combined total cost of approximately $4,302,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold these Properties for approximately $698,700 in excess of their original purchase price. In October 1996, Wood-Ridge Real Estate Joint Venture reinvested $4,404,046 of the net sales proceeds it received from the sale of its Properties in September 1996. In January 1997, the joint venture used a portion of the remaining net sales proceeds from the sales of the Properties in 1996, to purchase an additional Property. The joint venture expects to distribute the remaining net sales proceeds to the Partnership and its co-venture partner on a pro rata basis during 1997.

         Until Properties were acquired by the Partnership, all Partnership proceeds were held in short-term, highly liquid investments which the General Partners believed to have appropriate safety of principal. This investment strategy provided high liquidity in order to facilitate the Partnership's use of these funds to acquire Properties at such time as Properties suitable for acquisition were located.

         Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,434,682, $3,239,370 and $1,116,834 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in cash from operations for the years ended December 31, 1996 and 1995, each as compared to the previous year, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

         None of the Properties owned by the Partnership or the joint ventures in which the Partnership owns an interest is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or make distributions to partners. At December 31, 1996, the Partnership had $1,536,163 invested in such short-term investments as compared to $1,431,420 at December 31, 1995. The funds remaining at December 31, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During 1994, affiliates of the General Partners incurred on behalf of the Partnership $907,997 for certain organizational and offering expenses. In addition, during 1995 and 1994, the affiliates incurred on behalf of the Partnership $2,274 and $208,285, respectively, for certain acquisition expenses. During 1996, 1995 and 1994, the affiliates incurred on behalf of the Partnership $86,714, $94,991 and $22,693, respectively, for certain operating expenses. As of December 31, 1996 and 1995, the

Partnership owed $1,355 and $8,235, respectively, to related parties for such amounts, accounting and administrative services and management fees. As of February 28, 1997, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, increased to $946,825 at December 31, 1996, from $825,058 at December 31, 1995, primarily as a result of the Partnership accruing a special distribution payable to the Limited Partners of $80,000 at December 31, 1996, from cumulative excess operating reserves. Total liabilities also increased as a result of an increase in rents paid in advance during the year ended December 31, 1996. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the Limited Partners of $3,280,000, $2,900,001 and $1,185,946 for the years ended December 31, 1996, 1995 and 1994, respectively. This represents distributions of $0.82, $0.73 and $0.41 per Unit for the years ended December 31, 1996, 1995 and 1994, respectively. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1996, 1995 or 1994 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         The General Partners believe that the Properties are adequately covered by insurance. In addition, the General Partners have obtained contingent liability and property coverage for the Partnership. This insurance is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate cash flow in excess of operating expenses.

         Due to low operating expenses and ongoing cash flow, the General Partners believe that the Partnership has sufficient working capital reserves at this time. In addition, because all leases of the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs. The General Partners have the right to cause the Partnership to maintain additional reserves if, in their discretion, they determine such reserves are required to meet the Partnership's working capital needs.

         The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

         No significant operations were commenced until the Partnership received the minimum offering proceeds of $1,500,000 on March 23, 1994.

         The Partnership owned and leased 41 wholly owned Properties during 1994, 45 wholly owned Properties (including two Properties in Knoxville, Tennessee, and one Property in Leavenworth, Kansas, which were sold in March
1995) during 1995, and 42 wholly owned Properties during 1996. In addition, during 1995 and 1994, the Partnership was a co-venturer in one joint venture that owned two Properties and during 1996, the Partnership was a co-venturer in one joint venture that owned and leased seven

Properties (including two Properties in Wood-Ridge Real Estate Joint Venture, which were sold in September 1996) and owned and leased one Property with affiliates as tenants-in-common. As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements 48 Properties, which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $22,500 to $190,600. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally from the sixth or the ninth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item
2. Properties, respectively.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership earned $3,596,466, $3,446,745 and $1,113,773, respectively, in rental income from operating leases and earned income from direct financing leases from Properties wholly owned by the Partnership. The increase in rental and earned income during 1996, as compared to 1995, is primarily attributable to the acquisition of additional Properties in 1995, and the fact that, with the exception of the three Properties sold in March 1995, the Properties owned at December 31, 1995, were operational for a full year in 1996, as compared to a partial year in 1995. The increase in rental and earned income during 1995, as compared to 1994, was primarily attributable to the acquisition of additional Properties in 1995, and the fact that the Properties owned at December 31, 1994, were operational for a full year in 1995, as compared to a partial year in 1994.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership also earned $23,318, $97,539 and $18,012, respectively, in contingent rental income. Contingent rental income for the year ended December 31, 1996, as compared to the year ended December 31, 1995, decreased primarily as a result of decreased gross sales of certain restaurant Properties that are subject to leases requiring payment of contingent rental income. The increase in 1995, as compared to 1994, is primarily due to the fact that contingent rent became due on certain Properties which had not previously been required to pay percentage rent under the terms of their leases.

         In addition, for the years ended December 31, 1996, 1995 and 1994, the Partnership earned $392,862, $280,606 and $8,372, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1996, as compared to 1995, is primarily attributable to the fact that in September 1996, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50 percent interest, recognized a gain of approximately $261,100 for financial reporting purposes as a result of the sale of its Properties in September 1996, as described above in "Liquidity and Capital Resources." Due to the fact that the joint venture reinvested the majority of the net sales proceeds in five Properties in October 1996, the Partnership does not anticipate that the sale of the two Properties will have a material adverse effect on operations. In addition, net income earned by joint ventures increased during 1996, as compared to 1995, due to the fact that in January 1996 the Partnership invested in a Golden Corral Property in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and its affiliates will share the profits and losses of the Property in proportion to each co-venturer's interest. As such, the Partnership has an approximate 15 percent interest in this Property.

         The increase in net income earned by joint ventures during 1995, as compared to 1994, is primarily due to the fact that the two Properties in Wood-Ridge Real Estate Joint Venture (which were sold in September 1996, and which were initially acquired in August 1994), did not become operational until November 1994 and January 1995.

         During 1996, five lessees (or group of affiliated lessees) of the Partnership, (i) Flagstar Enterprises, Inc. and Quincy's Restaurants, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), (ii) Checkers Drive-In Restaurants, Inc., (iii) Long John Silver's, Inc., (iv) Foodmaker, Inc. and (v) Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from five Properties owned by a joint venture and one Property owned with affiliates as tenants-in-common). As of December 31, 1996, Flagstar Corporation was the lessee under leases relating to eight restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 14 restaurants, Long John Silver's, Inc. was the lessee under leases relating to eight restaurants, Foodmaker, Inc. was the lessee under leases relating to four restaurants and Golden Corral Corporation was lessee under leases relating to five restaurants. It is anticipated that based on the minimum rental payments required by the leases, these five lessees (or group of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, five Restaurant Chains, Hardee's, Checkers Drive-In Restaurants, Long John Silver's, Golden Corral Family Steakhouse Restaurants and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income during 1996 (including the Partnership's share of rental income from five Properties owned by a joint venture and one Property owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership also earned $43,050, $88,059 and $167,734, respectively, in interest income from investments in money market accounts or other short-term, highly liquid investments. The decrease in interest income is primarily attributable to the decrease in the amount of funds invested in short-term, liquid investments due to the acquisition of Properties during 1995.

         Operating expenses, including depreciation and amortization expense, were $483,551, $471,494 and $133,774 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in operating expenses during 1996, as compared to 1995, is primarily a result of the Partnership incurring additional taxes relating to the filing of various state tax returns during 1996.

         The increase in operating expenses during 1995, as compared to 1994, is primarily attributable to an increase in depreciation expense as the result of the acquisition of additional Properties during 1995, and the fact that the Properties acquired during 1994 were operational for a full year in 1995, as compared to a partial year in 1994. The increase in operating expenses during 1995, as compared to 1994, is also a result of (i) an increase in management fees as a result of the increase in rental revenues as described above, (ii) an increase in insurance expense as a result of the General Partners obtaining contingent liability and property coverage for the Partnership as discussed above in "Liquidity and Capital Resources", (iii) an increase in state taxes and
(iv) an increase in accounting and administrative expenses associated with operating the Partnership and its Properties.

         As a result of the sale of the two Properties in Knoxville, Tennessee, and the Property in Leavenworth, Kansas, as described above in "Liquidity and Capital Resources," the Partnership recognized a loss for financial reporting purposes of $71,023 during the year ended December 31, 1995. The loss was primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to these Properties and due to accrued rental income relating to future scheduled rent increases that the Partnership had recorded and wrote off at the time of sale. No Properties were sold during the years ended December 31, 1996 and 1994.

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

         The Partnership's leases are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                                    CONTENTS
                                    --------








                                                                          Page

Report of Independent Accountants                                          13

Financial Statements:

  Balance Sheets                                                           14

  Statements of Income                                                     15

  Statements of Partners' Capital                                          16

  Statements of Cash Flows                                                 17

  Notes to Financial Statements                                            20

                       Report of Independent Accountants
                       ---------------------------------




To the Partners
CNL Income Fund XV, Ltd.


We have audited the financial statements and the financial statement schedule of CNL Income Fund XV, Ltd. (a Florida limited partnership) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund XV, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






Orlando, Florida
January 23, 1997

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                       December 31,
            ASSETS                           1996                     1995
            ------                        -----------              -----------

Land and buildings on operating
  leases, less accumulated
  depreciation                           $22,390,701              $22,636,264
Net investment in direct
  financing leases                         9,351,815                9,429,649
Investment in joint ventures               2,624,620                2,347,635
Cash and cash equivalents                  1,536,163                1,431,420
Receivables                                   30,176                   88,189
Prepaid expenses                               7,049                    2,815
Organization costs, less
  accumulated amortization of
  $5,548 and $3,548                            4,452                    6,452
Accrued rental income                        991,702                  560,048
Other assets                                      -                    14,260
                                         -----------              -----------

                                         $36,936,678              $36,516,732
                                         ===========              ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $     3,053              $     3,475
Escrowed real estate taxes payable             8,581                    6,187
Distributions payable                        880,000                  800,000
Due to related parties                         1,355                    8,235
Rents paid in advance                         55,191                   15,396
                                         -----------              -----------
    Total liabilities                        948,180                  833,293

Partners' capital                         35,988,498               35,683,439
                                         -----------              -----------

                                         $36,936,678              $36,516,732
                                         ===========              ===========



                See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                              STATEMENTS OF INCOME
                              --------------------


                                                             Year Ended December 31,
                                                 1996                1995                1994
                                              ----------          ----------         ------------
Revenues:
  Rental income from operating
    leases                                    $2,527,261          $2,492,250         $  816,866
  Earned income from direct
    financing leases                           1,069,205             954,495            296,907
  Contingent rental income                        23,318              97,539             18,012
  Interest                                        43,050              88,059            167,734
  Other income                                    12,914               2,036             11,801
                                              ----------          ----------         ----------
                                               3,675,748           3,634,379          1,311,320
                                              ----------          ----------         ----------

Expenses:
  General operating and
    administrative                               149,388             150,586             51,375
  Professional services                           19,881              30,960              1,409
  Management fees to
    related parties                               35,126              34,213             10,142
  State and other taxes                           30,924              12,560                 -
  Depreciation and amortization                  248,232             243,175             70,848
                                              ----------          ----------         ----------
                                                 483,551             471,494            133,774
                                              ----------          ----------         ----------

Income Before Equity in
  Earnings of Joint Ventures
  and Loss on Sale of Land                     3,192,197           3,162,885          1,177,546

Equity in Earnings of Joint
  Ventures                                       392,862             280,606              8,372

Loss on Sale of Land                                  -              (71,023)                -
                                              ----------          ----------         ---------

Net Income                                    $3,585,059          $3,372,468         $1,185,918
                                              ==========          ==========         ==========

Allocation of Net Income:
  General partners                            $   35,851          $   34,352         $   11,859
  Limited partners                             3,549,208           3,338,116          1,174,059
                                              ----------          ----------         ----------

                                              $3,585,059          $3,372,468         $1,185,918
                                              ==========          ==========         ==========

Net Income Per Limited
  Partner Unit                                $     0.89          $      .83         $      .41
                                              ==========          ==========         ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                                  4,000,000           4,000,000          2,893,690
                                              ==========          ==========         ==========


                See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                  Years Ended December 31, 1996, 1995 and 1994


                                   General Partners                              Limited Partners
                                ---------------------    -------------------------------------------------------
                                              Accumu-                                    Accumu-
                                Contri-       lated        Contri-        Distri-        lated       Syndication
                                butions      Earnings      butions        butions       Earnings        Costs            Total
                                -------      --------    -----------    -----------    ----------    -----------     ------------
Balance, December 31, 1993       $1,000     $    -       $        -     $        -     $       -     $        -      $     1,000

  Contributions from
    limited partners                 -           -        40,000,000             -             -              -       40,000,000
  Distributions to limited
    partners($0.41 per limited
    partner unit)                    -           -                -      (1,185,946)           -              -       (1,185,946)
  Syndication costs                  -           -                -              -             -      (4,790,000)     (4,790,000)
  Net income                         -       11,859               -              -      1,174,059             -        1,185,918
                                 ------     -------      -----------    -----------    ----------    -----------     -----------

Balance, December 31, 1994        1,000      11,859       40,000,000     (1,185,946)    1,174,059     (4,790,000)     35,210,972

  Distributions to limited
    partners ($0.73 per limited
    partner unit)                    -           -                -      (2,900,001)           -              -       (2,900,001)
  Net income                         -       34,352               -              -      3,338,116             -        3,372,468
                                 ------     -------      -----------    -----------    ----------    -----------     -----------

Balance, December 31, 1995        1,000      46,211       40,000,000     (4,085,947)    4,512,175     (4,790,000)     35,683,439


  Distributions to limited
    partners ($0.82 per limited
    partner unit)                    -           -                -      (3,280,000)           -              -       (3,280,000)
  Net income                         -       35,851               -              -      3,549,208             -        3,585,059
                                 ------     -------      -----------    -----------    ----------    -----------     -----------

Balance, December 31, 1996       $1,000     $82,062      $40,000,000    $(7,365,947)   $8,061,383    $(4,790,000)    $35,988,498
                                 ======     =======      ===========    ===========    ==========    ===========     ===========








                See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                              Year Ended December 31,
                                                   1996                 1995                 1994
                                               ------------         ------------         -------------
Increase (Decrease) in Cash
  and Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from tenants              $ 3,378,973         $  3,136,569         $  1,003,742
        Distributions from joint
          ventures                                  259,407              237,566                7,698
        Cash paid for expenses                     (246,748)            (222,824)             (62,340)
        Interest received                            43,050               88,059              167,734
                                               ------------         ------------         ------------
            Net cash provided by
              operating activities                3,434,682            3,239,370            1,116,834
                                               ------------         ------------         ------------

    Cash Flows From Investing
      Activities:
        Proceeds from sale of land                       -               811,706                   -
        Additions to land and
          buildings on operating
          leases                                         -            (1,625,601)         (22,152,379)
        Investment in direct
          financing leases                               -            (2,412,973)          (6,792,806)
        Investment in joint ventures               (129,939)            (720,552)          (1,564,762)
        Increase in other assets                         -                    -              (187,757)
        Other                                            -                25,150               (6,118)
                                               ------------         ------------         ------------
            Net cash used in
              investing activities                 (129,939)          (3,922,270)         (30,703,822)
                                               ------------         ------------         ------------

    Cash Flows From Financing
      Activities:
        Reimbursement of acqui-
          sition, organization
          and syndication costs
          paid by related
          parties on behalf of
          the Partnership                                -               (23,507)          (1,098,197)
        Contributions from
          limited partners                               -                    -            40,000,000
        Distributions to
          limited partners                       (3,200,000)          (2,650,003)            (635,944)
        Payment of syndication
          costs                                          -                    -            (3,892,003)
                                               ------------         ------------         ------------
            Net cash provided
              by (used in)
              financing activities               (3,200,000)          (2,673,510)          34,373,856
                                               ------------         ------------         ------------

Net Increase (Decrease) in
  Cash and Cash Equivalents                         104,743           (3,356,410)           4,786,868

Cash and Cash Equivalents at
  Beginning of year                               1,431,420            4,787,830                  962
                                               ------------         ------------         ------------

Cash and Cash Equivalents at
  End of Year                                  $  1,536,163         $  1,431,420         $  4,787,830
                                               ============         ============         ============


                See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                      ------------------------------------

                                                              Year Ended December 31,
                                                  1996                 1995                 1994
                                              ------------         ------------         ------------
Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                                $  3,585,059         $  3,372,468         $  1,185,918
                                              ------------         ------------         ------------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                               245,563              241,175               69,300
        Amortization                                 2,669                2,000                1,548
        Equity in earnings of
          joint ventures, net of
          distributions                           (133,455)             (43,040)                (674)
        Loss on sale of land                            -                71,023                   -
        Decrease (increase) in
          receivables                               58,013              (38,005)             (50,184)
        Decrease in net investment
          in direct financing leases                77,834               65,572               20,544
        Decrease (increase) in
          prepaid expenses                          (4,234)              (2,815)                  38
        Increase in accrued
          rental income                           (431,654)            (429,233)            (142,720)
        Increase in accounts
          payable and accrued
          expenses                                   1,972                2,586                7,076
        Increase (decrease) in
          due to related parties,
          excluding reimbursement
          of acquisition, organi-
          zation and syndication
          costs paid in behalf of
          the Partnership                           (6,880)               7,683                  548
        Increase (decrease) in
          rents paid in advance                     39,795              (10,044)              25,440
            Total adjustments                     (150,377)            (133,098)             (69,084)
                                              ------------         ------------         ------------

Net Cash Provided by Operating
  Activities                                  $  3,434,682         $  3,239,370         $  1,116,834
                                              ============         ============         ============





                See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED
                      ------------------------------------


                                                                           Year Ended December 31,
                                                               1996                 1995                 1994
                                                           ------------         ------------         -------------
Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Related parties paid certain
      acquisition, organization
      and syndication costs
      on behalf of the Partnership
      as follows:
        Acquisition costs                                  $         -          $      2,274         $    208,285
        Organization costs                                           -                    -                10,000
        Syndication costs                                            -                    -               897,997
                                                           ------------         ------------         ------------

                                                           $         -          $      2,274         $  1,116,282
                                                           ============         ============         ============

    Distributions declared and
      unpaid at December 31                                $    880,000         $    800,000         $    550,002
                                                           ============         ============         ============




                See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies:
         -------------------------------

         Organization and Nature of Business - CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. Under the terms of a registration statement filed with the Securities and Exchange Commission, the Partnership was authorized to sell a maximum of 4,000,000 units ($40,000,000) of limited partnership interest. A total of 4,000,000 units ($40,000,000) of limited partnership interest were sold.

         The Partnership was a development stage enterprise from September 2, 1993 through March 23, 1994. Since operations had not begun, activities through March 23, 1994, were devoted to organization of the Partnership.

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

         Real Estate and Lease Accounting - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

                  Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases.

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

                  Operating method - Land and building leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value.

         Investment in Joint Ventures - The Partnership accounts for its interests in Wood-Ridge Real Estate Joint Venture and a property in Clinton, North Carolina, held as tenants-in-common with affiliates, using the equity method since the Partnership shares control with affiliates which have the same general partners.

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institutions with high credit standing; therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Organization Costs - Organization costs are amortized over five years using the straight-line method.

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment (Note 6).

         Weighted Average Number of Limited Partner Units Outstanding Net income and distributions per limited partner unit are calculated based upon the weighted average number of units of limited partnership interest outstanding during the period the Partnership was operational.

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         New Accounting Standard - Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of LongLived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.       Leases:
         ------

         The Partnership leases its land or land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Twenty-six of the leases are classified as operating leases and 16 of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 12 of these leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                                                           1996                    1995
                                                                        -----------            -----------

                  Land                                                  $15,579,852            $15,579,852
                  Buildings                                               7,366,887              7,366,887
                                                                        -----------            -----------
                                                                         22,946,739             22,946,739
                  Less accumulated
                    depreciation                                           (556,038)              (310,475)
                                                                        -----------            -----------

                                                                        $22,390,701            $22,636,264
                                                                        ===========            ===========

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Years Ended December 31, 1996, 1995 and 1994


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         In January 1995, the Partnership received notice from the tenant of two of its properties in Knoxville, Tennessee, and one Property in Leavenworth, Kansas, of the tenant's intention to exercise its options, in accordance with its lease agreements, to substitute other properties for these three properties. In March 1995, the Partnership sold its two Properties in Knoxville, Tennessee, and one Property in Leavenworth, Kansas, to the tenant for their original purchase prices, excluding acquisition fees and miscellaneous acquisition expenses, and received net sales proceeds totalling $811,706. The Partnership used the majority of the net sales proceeds to acquire two Checkers properties in Orlando and Bradenton, Florida, from the tenant. As a result of these transactions, during the year ended December 31, 1995, the Partnership recognized a loss of $71,023 for financial reporting purposes primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to the two properties in Knoxville, Tennessee, and the property in Leavenworth, Kansas, and due to the accrued rental income relating to future scheduled rent increases that the Partnership had recorded and wrote off at the time of sale.

         Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1996, 1995 and 1994, the Partnership recognized $431,654, $429,233 and $142,720, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1996:

                  1997                                             $ 2,096,183
                  1998                                               2,096,763
                  1999                                               2,171,812
                  2000                                               2,329,693
                  2001                                               2,333,165
                  Thereafter                                        31,256,072
                                                                   -----------

                                                                   $42,283,688
                                                                    ==========

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Years Ended December 31, 1996, 1995 and 1994


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                         1996                     1995
                                                     ------------             -----------
                  Minimum lease payments
                    receivable                       $ 21,052,482             $ 22,199,521
                  Estimated residual
                    values                              2,873,859                2,873,859
                  Less unearned income                (14,574,526)             (15,643,731)
                                                     ------------             ------------

                  Net investment in
                    direct financing
                    leases                           $  9,351,815             $  9,429,649
                                                     ============             ============


         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1996:

                  1997                            $ 1,147,038
                  1998                              1,147,038
                  1999                              1,147,038
                  2000                              1,149,782
                  2001                              1,155,269
                  Thereafter                       15,306,317
                                                  -----------

                                                  $21,052,482
                                                  ===========


         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Years Ended December 31, 1996, 1995 and 1994


5.       Investment in Joint Ventures:
         ----------------------------

         In August 1994, the Partnership entered into a joint venture arrangement, Wood-Ridge Real Estate Joint Venture, with an affiliate of the Partnership which has the same general partners to construct and hold two restaurant properties. As of December 31, 1994, the Partnership and its co-venture partner had each contributed $1,430,290, excluding acquisition fees and miscellaneous acquisition expenses. During the year ended December 31, 1995, the Partnership contributed $720,993, excluding acquisition fees and miscellaneous acquisition expenses, to Wood-Ridge Real Estate Joint Venture to fund construction costs relating to the two properties owned by the joint venture. Construction was completed for the joint venture's properties, and as of December 31, 1995, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

         In September 1996, Wood-Ridge Real Estate Joint Venture sold its two properties to the tenant of these properties for $5,020,878 and received net sales proceeds of $5,001,180, resulting in a gain to the joint venture of approximately $261,100 for financial reporting purposes. These properties were originally acquired by Wood-Ridge Real Estate Joint Venture in September 1994 and had a combined, total cost of approximately $4,302,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold these properties for approximately $698,700 in excess of their original purchase price.

         In October 1996, Wood-Ridge Real Estate Joint Venture reinvested $4,404,046 of the net sales proceeds in five properties. As of December 31, 1996, the Partnership owned a 50 percent interest in the profits and losses of the joint venture. In January 1997, the joint venture used a portion of the remaining net sales proceeds to purchase an additional property. The joint venture expects to distribute the remaining net sales proceeds to the Partnership and its co-venture on a pro-rata basis in 1997.

         In January 1996, the Partnership acquired a property in Clinton, North Carolina, with affiliates of the general partners as tenants-in-common. In connection therewith, the Partnership contributed $122,439 for a 15.02% interest in such property. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures.

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Years Ended December 31, 1996, 1995 and 1994


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         Wood-Ridge Real Estate Joint Venture, and the Partnership and affiliates, as tenants-in-common, own and lease five properties and one property, respectively, to operators of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at December 31:


                                                        1996                   1995
                                                     ----------             ----------
                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation                    $5,178,396             $3,149,552
                  Net investment in
                    direct financing
                    lease                                   -               1,421,802
                  Cash                                     781                    302
                  Restricted cash                      595,426                     -
                  Receivables                           15,200                     -
                  Accrued rental income                 11,971                123,000
                  Other assets                          15,263                  1,526
                  Liabilities                           33,238                    270
                  Partners' capital                  5,783,799              4,695,912
                  Revenues                             643,646                590,537
                  Gain on sale of land
                    and buildings                      261,106                     -
                  Net income                           837,850                561,212


         The Partnership recognized income totalling $392,862, $280,606 and $8,372 for the years ended December 31, 1996, 1995 and 1994, respectively, from these entities.

6.       Syndication Costs:
         -----------------

         Syndication costs consisting of legal fees, commissions, the marketing support and due diligence expense reimbursement fee, printing and other expenses incurred in connection with the offering totalled $4,790,000. These offering expenses were charged to the limited partners' capital accounts to reflect the net capital proceeds of the offering.

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Years Ended December 31, 1996, 1995 and 1994


7.       Allocations and Distributions:
         -----------------------------

         Generally, all net income and losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners shall be subordinated to receipt by the limited partners of an aggregate, eight percent, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 8% Return").

         Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 8% Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts, and thereafter, 95 percent to the limited partners and five percent to the general partners.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership declared distributions to the limited partners of $3,280,000, $2,900,001 and $1,185,946, respectively. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Years Ended December 31, 1996, 1995 and 1994


8.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:


                                                                1996             1995              1994
                                                             ----------       ----------        ----------
                  Net income for financial
                    reporting purposes                       $3,585,059       $3,372,468        $1,185,918

                  Depreciation for tax
                    reporting purposes in
                    excess of depreciation
                    for financial reporting
                    purposes                                   (160,007)        (139,941)          (61,507)

                  Direct financing leases
                    recorded as operating
                    leases for tax
                    reporting purposes                           77,834           65,572            20,544

                  Loss on sale of
                    land for financial
                    reporting purposes in
                    excess of loss for tax
                    reporting purposes                               -            71,023                -

                  Equity in earnings of
                    joint ventures for
                    financial reporting
                    purposes in excess
                    of equity in earnings
                    of joint ventures
                    for tax reporting purposes                 (158,836)         (67,933)             (960)

                  Accrued rental income                        (431,654)        (429,233)         (142,720)

                  Rents paid in advance                          39,795          (10,044)           25,440

                  Other                                           2,127               -                 -
                                                             ----------       ----------        ---------

                  Net income for federal
                    income tax purposes                      $2,954,318       $2,861,912        $1,026,715
                                                             ==========       ==========        ==========

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Years Ended December 31, 1996, 1995 and 1994


9.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Securities Corp., CNL Investment Company and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Securities Corp., CNL Investment Company and CNL Fund Advisors, Inc. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1996, 1995 and 1994, CNL Investment Company, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") and CNL Securities Corp. each performed certain services for the Partnership, as described below.

         For the year ended December 31, 1994, the Partnership incurred $3,400,000 in syndication costs due to CNL Securities Corp. for services in connection with selling limited partnership interests. A substantial portion of these amounts ($3,204,792) was paid as commissions to other broker-dealers.

         In addition, for the year ended December 31, 1994, the Partnership incurred $200,000 as a marketing support and due diligence expense reimbursement fee due to CNL Securities Corp. This fee equals 0.5% of the original limited partner contributions of $40,000,000. The majority of this fee was reallowed to other broker-dealers and all bona fide due diligence expenses were paid from such fee.

         Additionally, the Partnership incurred $2,200,000 for the year ended December 31, 1994, in acquisition fees due to CNL Investment Company for services in finding, negotiating and acquiring properties on behalf of the Partnership. These fees represent 5.5% of the original capital contributions of $40,000,000.

         During the years ended December 31, 1996, 1995 and 1994, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Years Ended December 31, 1996, 1995 and 1994


9.       Related Party Transactions - Continued:
         --------------------------------------

         the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliates. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Affiliates shall determine. The Partnership incurred management fees of $35,126, $34,213 and $10,142 for the years ended December 31, 1996, 1995 and 1994, respectively.

         Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 8% Preferred Return, plus their invested capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

         During the years ended December 31, 1996, 1995 and 1994, Affiliates of the general partners provided accounting and administrative services to the Partnership (including accounting and administrative services in connection with the offering of units) on a day-to-day basis. The expenses incurred for these services were classified as follows:

                                                                 1996             1995              1994
                                                               --------         --------          --------
                  Syndication costs                            $     -          $     -           $292,003
                  General operating and
                    administrative
                    expenses                                     87,265           87,894            27,478
                                                               --------         --------          --------

                                                               $ 87,265         $ 87,894          $319,481
                                                               ========         ========          ========

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Years Ended December 31, 1996, 1995 and 1994


9.       Related Party Transactions - Continued:
         --------------------------------------

         During 1994, the Partnership acquired one property for an aggregate purchase price of $951,822 from an affiliate of the general partners. The affiliate had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the property, including closing costs.

         The due to related parties at December 31, 1996 and 1995, totalled $1,355 and $8,235, respectively.

10.      Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and earned income from individual lessees or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) for at least one of the years ended December 31:


                                                    1996             1995              1994
                                                  --------         --------          --------
                  Checkers Drive-In
                    Restaurants, Inc.             $723,558         $731,967          $315,355
                  Long John Silver's,
                    Inc.                           714,804          721,162           161,947
                  Flagstar Enterprises,
                    Inc. and Quincy's
                    Restaurants, Inc.              638,042          639,981           424,767
                  Golden Corral
                    Corporation                    531,775          567,697            52,938
                  Foodmaker, Inc.                  417,426          417,426           158,019

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                  Years Ended December 31, 1996, 1995 and 1994


10.      Concentration of Credit Risk - Continued:
         ----------------------------------------

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures) for at least one of the years ended December 31:


                                                  1996             1995              1994
                                                --------         --------          --------
                  Long John Silver's            $777,743         $758,408          $161,947
                  Checkers Drive-In
                    Restaurants                  723,558          731,967           315,355
                  Hardee's                       546,037          547,539           373,737
                  Golden Corral Family
                    Steakhouse
                    Restaurants                  531,775          567,697            52,938
                  Jack in the Box                417,426          417,426           158,019

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.



                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 50, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL

Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 49, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and since February 1996, as Vice Chairman of the Board of Directors, Secretary and Treasurer of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

         CNL Realty Corporation is a corporation organized on November 26, 1985, under the laws of the State of Florida. Its sole directors and shareholders are James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners. CNL Realty Corporation was organized to serve as the corporate general partner of real estate limited partnerships, such as the Partnership, organized by one or both of the individual General Partners. CNL Realty Corporation currently serves as the corporate general partner of the CNL Income Fund Partnerships.

         CNL Fund Advisors, Inc., provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and seven corporations organized as strategic business units. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

         The following persons serve as operating officers of CNL Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Group, Inc. and its affiliated companies.

         John T. Walker, age 38, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 48, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary of CNL Realty Advisors, Inc. since its inception in 1991 (excluding February 1996 to July 1996), Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 38, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its

Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 33, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. Mr. Shackelford joined CNL Group, Inc. in September 1996. He also currently serves as the Chief Financial Officer of CNL American Properties Fund, Inc. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University and is a certified public accountant.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of February 28, 1997, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of February 28, 1997, the beneficial ownership interests of the General Partners in the Registrant.


                  Title of Class                 Name of Partner                     Percent of Class
                  --------------                 ---------------                     ----------------

         General Partnership Interests           James M. Seneff, Jr.                       45%
                                                 Robert A. Bourne                           45%
                                                 CNL Realty Corporation                     10%
                                                                                           ----
                                                                                           100%
                                                                                           ====




         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. There are no arrangements which at a subsequent date may result in a change in control of the Registrant.


Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1996, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                   Amount Incurred
Type of Compensation                                                                 For the Year
   and Recipient                      Method of Computation                    Ended December 31, 1996
--------------------                  ---------------------                  -------------------------

Reimbursement to affiliates         Operating expenses are                        Operating expenses
for operating expenses              reimbursed at the lower of               incurred on behalf of the
                                    cost or 90 percent of the                Partnership:   $86,714
                                    prevailing rate at which
                                    comparable services could                   Accounting and administra-
                                    have been obtained in the                tive services:  $87,265
                                    same geographic area.
                                    Affiliates of the General
                                    Partners from time to time
                                    incur certain operating

                                    expenses on behalf of the
                                    Partnership for which the
                                    Partnership reimburses the
                                    affiliates without interest.


                                                                                  Amount Incurred
Type of Compensation                                                               For the Year
    and Recipient                   Method of Computation                     Ended December 31, 1996
--------------------                ---------------------                     -----------------------

Annual management fee to            One percent of the sum of                 $35,126
affiliates                          gross revenues from
                                    Properties wholly owned by
                                    the Partnership plus the
                                    Partnership's allocable share
                                    of gross revenues of joint
                                    ventures in which the
                                    Partnership is a co-venturer.
                                    The management fee, which
                                    will not exceed competitive
                                    fees for comparable services
                                    in the same geographic area,
                                    may or may not be taken, in
                                    whole or in part as to any
                                    year, in the sole discretion of
                                    the affiliates of the General
                                    Partners. All or any portion
                                    of the management fee not
                                    taken as to any fiscal year
                                    shall be deferred without
                                    interest and may be taken in
                                    such other fiscal year as the
                                    affiliates shall determine.


Deferred, subordinated real         A deferred, subordinated real             $ - 0 -
estate disposition fee payable      estate disposition fee,
to affiliates                       payable upon sale of one or
                                    more Properties, in an
                                    amount equal to the lesser of
                                    (i) one-half of a competitive
                                    real estate commission, or
                                    (ii) three percent of the sales
                                    price of such Property or
                                    Properties. Payment of such
                                    fee shall be made only if
                                    affiliates of the General
                                    Partners provide a substantial
                                    amount of services in
                                    connection with the sale of a
                                    Property or Properties and
                                    shall be subordinated
                                    to certain minimum returns to
                                    the Limited Partners.
                                    However, if the net sales
                                    proceeds are reinvested in a
                                    replacement property, no




                                    such real estate disposition
                                    fee will be incurred until
                                    such replacement property is
                                    sold and the net sales
                                    proceeds are distributed.


                                                                                  Amount Incurred
Type of Compensation                                                               For the Year
    and Recipient                   Method of Computation                     Ended December 31, 1996
--------------------                ---------------------                     -----------------------

General Partners' deferred,         A deferred, subordinated                  $ - 0 -
subordinated share of               share equal to one percent
Partnership net cash flow           of Partnership distributions of
                                    net cash flow, subordinated
                                    to certain minimum returns
                                    to the Limited Partners.

General Partners' deferred,         A deferred, subordinated                  $ - 0 -
subordinated share of               share equal to five percent of
Partnership net sales               Partnership distributions of
proceeds from a sale or sales       such net sales proceeds,
                                    subordinated to certain
                                    minimum returns to the
                                    Limited Partners.

                                       44

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1996 and 1995

                  Statements of Income for the years ended December 31, 1996, 1995 and 1994

                  Statements of Partners' Capital for the years ended December 31, 1996, 1995 and 1994

                  Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                  Notes to Financial Statements

         2.  Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1996

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1996

                  All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

         3.  Exhibits

                  3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XV, Ltd. (Included as Exhibit 3.1 to Registration Statement No. 33-69968 on Form S-11 and incorporated herein by reference.)

                  4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XV, Ltd. (Included as Exhibit 3.1 to Registration Statement No. 33-69968 on Form S-11 and incorporated herein by reference.)

                  4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XV, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

                  10.1 Management Agreement between CNL Income Fund XV, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1996, and incorporated herein by reference.)

                  10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

                  10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 1996 through December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 1997.

                    CNL INCOME FUND XV, LTD.

                    By:    CNL REALTY CORPORATION
                           General Partner

                           /s/ Robert A. Bourne
                           ____________________________
                           ROBERT A. BOURNE, President


                    By:    ROBERT A. BOURNE
                           General Partner

                           /s/ Robert A. Bourne
                           ____________________________
                           ROBERT A. BOURNE


                    By:    JAMES M. SENEFF, JR.
                           General Partner

                           /s/ James M. Seneff, Jr.
                           ____________________________
                           JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                    Title                         Date
          ---------                    -----                         ----

/s/ Robert A. Bourne       President, Treasurer and Director      March 21, 1997
________________________   (Principal Financial and Accounting
Robert A. Bourne           Officer)



/s/ James M. Seneff, Jr.   Chief Executive Officer and Director   March 21, 1997
________________________   (Principal Executive Officer)
James M. Seneff, Jr.

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1996



                                                                                                              Costs Capitalized
                                                                                                                  Subsequent
                                                                                 Initial Cost                   To Acquisition
                                                                           -------------------------       ----------------------
                                                                                          Buildings
                                                         Encum-                              and           Improve-      Carrying
                                                         brances           Land         Improvements       ments         Costs
                                                         -------           ----         ------------       -----------   ---------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Checkers Drive-In Restaurants:
      Englewood, Florida                                      -         $   339,499       $       -        $       -        $   -
      Marietta, Georgia                                       -             432,547               -                -            -
      Norcross, Georgia                                       -             405,256               -                -            -
      Philadelphia, Pennsylvania                              -             417,014               -                -            -
      St. Petersburg, Florida                                 -             557,206               -                -            -
      Stratford, New Jersey                                   -             309,370               -                -            -
      Lake Mary, Florida                                      -             614,471               -                -            -
      Philadelphia, Pennsylvania                              -             599,586               -                -            -
      Winter Garden, Florida                                  -             353,799               -                -            -
      Chamblee, Georgia                                       -             427,829               -                -            -
      Largo, Florida                                          -             407,211               -                -            -
      Seminole, Florida                                       -             423,116               -                -            -
      Orlando, Florida                                        -             604,920               -                -            -
      Bradenton, Florida                                      -             215,478               -                -            -

    Denny's Restaurant:
      Huntsville, Texas                                       -             349,266               -                -            -

    East Side Mario's Restaurant:
      Mentor, Ohio                                            -             520,557               -                -            -

    Golden Corral Family
      Steakhouse Restaurants:
        Aberdeen, North Carolina                              -             406,989               -           849,648           -
        Norman, Oklahoma                                      -             763,892               -           939,205           -
        Augusta, Georgia                                      -             766,891               -         1,124,687           -

    Hardee's Restaurants:
      Olive Branch, Mississippi                               -             209,243               -                -            -
      Columbia, South Carolina                                -             230,268          497,047               -            -
      Pawleys Island, South Carolina                          -             307,911          593,997               -            -
      Cookeville, Tennessee                                   -             216,335               -                -            -
      Niceville, Florida                                      -             310,511          480,398               -            -

    Jack in the Box Restaurants:
      Woodland Hills, California                              -             617,887          406,122               -            -
      Redlands, California                                    -             494,336          566,016               -            -
      Altadena, California                                    -             501,099          272,441               -            -
      Port Arthur, Texas                                      -             426,378          646,811               -            -

    Long John Silver's Restaurants:
      Medina, Ohio                                            -             445,614               -                -            -
      Lexington, Kentucky                                     -             346,854               -                -            -
      Jackson, Tennessee                                      -             254,023               -                -            -
      Lancaster, South Carolina                               -             221,251               -                -            -
      Albuquerque, New Mexico                                 -             210,008          311,622               -            -

                                                                                                                         Life
                                                                                                                       on Which
                                        Gross Amount at Which Carried                                                Depreciation
                                             at Close of Period (c)                                                    in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ------------



       $   339,499           $       -         $   339,499              (d)               -            05/94            (d)
           432,547                   -             432,547              (d)               -            05/94            (d)
           405,256                   -             405,256              (d)               -            05/94            (d)
           417,014                   -             417,014              (d)               -            05/94            (d)
           557,206                   -             557,206              (d)               -            05/94            (d)
           309,370                   -             309,370              (d)               -            05/94            (d)
           614,471                   -             614,471              (d)               -            07/94            (d)
           599,586                   -             599,586              (d)               -            08/94            (d)
           353,799                   -             353,799              (d)               -            08/94            (d)
           427,829                   -             427,829              (d)               -            12/94            (d)
           407,211                   -             407,211              (d)               -            12/94            (d)
           423,116                   -             423,116              (d)               -            12/94            (d)
           604,920                   -             604,920              (d)               -            03/95            (d)
           215,478                   -             215,478              (d)               -            03/95            (d)


           349,266                   (e)           349,266               -              1994           05/94            (f)


           520,557                   (e)           520,557               -              1995           10/94            (f)



           406,989              849,648          1,256,637        $ 63,801              1994           06/94            (b)
           763,892              939,205          1,703,097          64,072              1994           08/94            (b)
           766,891            1,124,687          1,891,578          75,287              1994           09/94            (b)


           209,243                   (e)           209,243               -              1994           04/94            (f)
           230,268              497,047            727,315          45,188              1993           04/94            (b)
           307,911              593,997            901,908          52,917              1992           04/94            (b)
           216,335                   (e)           216,335               -              1992           04/94            (f)
           310,511              480,398            790,909          42,841              1993           04/94            (b)


           617,887              406,122          1,024,009          32,833              1988           07/94            (b)
           494,336              566,016          1,060,352          45,759              1988           07/94            (b)
           501,099              272,441            773,540          22,026              1976           07/94            (b)
           426,378              646,811          1,073,189          48,570              1994           09/94            (b)


           445,614                   (e)           445,614               -              1994           06/94            (f)
           346,854                   (e)           346,854               -              1994           06/94            (f)
           254,023                   (e)           254,023               -              1994           06/94            (f)
           221,251                   (e)           221,251               -              1994           07/94            (f)
           210,008              311,622            521,630          16,492              1976           05/95            (b)

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      -------------------------------------------------------------------

                               December 31, 1996

                                                                                                 Costs Capitalized
                                                                                                    Subsequent
                                                          Initial Cost                              To Acquisition
                                                     ----------------------------------  ------------------------------------
                                                                          Buildings
                                        Encum-                               and             Improve-        Carrying
                                        brances           Land           Improvements         ments           Costs
                                        -------      --------------    ----------------  -------------  ----------------------

    Gastonia, North Carolina                 -             379,499                 -                -            -
    Irving, Texas                            -             454,448                 -                -            -
    Lexington, North Carolina                -             274,513                 -                -            -
    Neosho, Missouri                         -             171,859                 -                -            -

Wendy's Old Fashioned Hamburgers
  Restaurant:
    Arlington, Virginia                      -             592,918            678,893               -            -
                                                       -----------         ----------       ----------       -----

                                                       $15,579,852         $4,453,347       $2,913,540       $   -
                                                       ===========         ==========       ==========       =====

Properties of Joint Venture in
  Which the Partnership has a
  50% Interest and has Invested
  in Under Operating Leases:

    Boston Market Restaurants:
      Murfreesboro, Tennessee                -         $   398,313         $       -        $       -        $   -
      Matthews, North Carolina               -             409,942            737,391               -            -
      Raleigh, North Carolina                -             518,507            542,919               -            -
      Blaine, Minnesota                      -             253,934            531,509               -            -

    Golden Corral Family
      Steakhouse Restaurant:
        Paris, Texas                         -             303,420            708,112               -            -
                                                       -----------         ----------       ----------       -----

                                                       $ 1,884,116         $2,519,931       $       -        $   -
                                                       ===========         ==========       ==========       =====

Property in Which the Partnership
  has a 15.02% Interest as Tenants-
  in-Common and has Invested in
  Under an Operating Lease:

    Golden Corral Family
      Steakhouse Restaurant:
        Clinton, North Carolina              -         $   138,382         $  676,588       $       -        $   -
                                                       ===========         ==========       ==========       =====


                                                                                                                         Life
                                                                                                                       on Which
       Gross Amount at Which Carried                                                                                 Depreciation
           at Close of Period (c)                                                                                      in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------
           379,499                   (e)           379,499               -             1994            07/94            (f)
           454,448                   (e)           454,448               -             1995            07/94            (f)
           274,513                   (e)           274,513               -             1994            07/94            (f)
           171,859                   (e)           171,859               -             1994            07/94            (f)



           592,918              678,893          1,271,811          46,252             1994            12/94            (b)
       -----------           ----------        -----------        --------

       $15,579,852           $7,366,887        $22,946,739        $556,038
       ===========           ==========        ===========        ========







       $   398,313           $       -         $   398,313              (d)             1996           10/96            (d)
           409,942              737,391          1,147,333        $  5,645              1994           10/96            (b)
           518,507              542,919          1,061,426           4,157              1994           10/96            (b)
           253,934              531,509            785,443           4,069              1996           10/96            (b)



           303,420              708,112          1,011,532           5,582              1996           10/96            (b)
       -----------           ----------        -----------        --------

       $ 1,884,116         $  2,519,931        $ 4,404,047        $ 19,453
       ===========         ============        ===========        ========








       $   138,382           $  676,588        $   814,970        $ 21,168              1996           01/96            (b)
       ===========           ==========        ===========        ========


                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      -------------------------------------------------------------------

                               December 31, 1996

                                                                                                Costs Capitalized
                                                                                                   Subsequent
                                                         Initial Cost                              To Acquisition
                                                    ----------------------------------  ------------------------------------
                                                                         Buildings
                                       Encum-                               and             Improve-        Carrying
                                       brances           Land           Improvements         ments           Costs
                                       -------      --------------    ----------------  -------------  ----------------------
Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Denny's Restaurant:
      Huntsville, Texas                     -         $        -          $       -        $  590,147       $   -
      Bartlesville, Oklahoma                -             199,747            789,589               -            -

    East Side Mario's Restaurant:
      Mentor, Ohio                          -                  -                  -         1,201,696           -

    Hardee's Restaurants:
      Chester, South Carolina               -             140,016            587,718               -            -
      Cookeville, Tennessee                 -                  -             574,511               -            -
      Olive Branch, Mississippi             -                  -             510,712               -            -
      Piney Flats, Tennessee                -             141,724            504,827               -            -

    Long John Silver's Restaurants:
      Jackson, Tennessee                    -                  -             459,725               -            -
      Lexington, Kentucky                   -                  -                  -           316,937           -
      Medina, Ohio                          -                  -                  -           414,342           -
      Gastonia, North Carolina              -                  -             458,248               -            -
      Lancaster, South Carolina             -                  -                  -           363,078           -
      Lexington, North Carolina             -                  -                  -           417,145           -
      Neosho, Missouri                      -                  -                  -           403,331           -
      Irving, Texas                         -                  -                  -           414,009           -

    Quincy's Restaurant:
      Greer, South Carolina                 -             178,404            849,860               -            -
                                                      -----------         ----------       ----------       -----

                                                      $   659,891         $4,735,190       $4,120,685       $   -
                                                      ===========         ==========       ==========       =====



                                                                                                                         Life
                                                                                                                       on Which
                                        Gross Amount at Which Carried                                                Depreciation
                                            at Close of Period (c)                                                    in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------





                -                    (e)                  (e)             (f)               1994            05/94         (f)
                (e)                  (e)                  (e)             (g)               1983            08/95         (g)


                -                    (e)                  (e)             (f)               1995            10/94         (f)


                (e)                  (e)                  (e)             (g)               1994            04/94         (g)
                -                    (e)                  (e)             (f)               1992            04/94         (f)
                -                    (e)                  (e)             (f)               1994            04/94         (f)
                (e)                  (e)                  (e)             (g)               1993            04/94         (g)


                -                    (e)                  (e)             (f)               1994            06/94         (f)
                -                    (e)                  (e)             (f)               1994            06/94         (f)
                -                    (e)                  (e)             (f)               1994            06/94         (f)
                -                    (e)                  (e)             (f)               1994            07/94         (f)
                -                    (e)                  (e)             (f)               1994            07/94         (f)
                -                    (e)                  (e)             (f)               1994            07/94         (f)
                -                    (e)                  (e)             (f)               1994            07/94         (f)
                -                    (e)                  (e)             (f)               1995            07/94         (f)


                (e)                  (e)                  (e)             (g)               1988            06/94         (g)

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
        ----------------------------------------------------------------

                               December 31, 1996



(a) Transactions in real estate and accumulated depreciation during 1996, 1995 and 1994 are summarized as follows:


                                                                         Accumulated
                                                        Cost             Depreciation
                                                     -----------         ------------

                    Properties the Partnership
                      has Invested in Under
                      Operating Leases:

                        Balance, December 31, 1993   $        -           $     -
                        Acquisitions                  23,358,747                -
                        Depreciation expense                  -             69,300
                                                     -----------          --------

                        Balance, December 31, 1994    23,358,747            69,300
                        Acquisitions                   1,319,806                -
                        Dispositions                    (870,824)               -
                        Reclassified to net invest-
                          ment in direct financing
                          leases                        (860,990)               -
                        Depreciation expense                  -            241,175
                                                     -----------          --------

                        Balance, December 31, 1995    22,946,739           310,475
                        Depreciation expense                  -            245,563
                                                     -----------          --------

                        Balance, December 31, 1996   $22,946,739          $556,038
                                                     ===========          ========


                    Properties of Joint Venture in
                      Which the Partnership has a
                      50% Interest and has Invested
                      in Under Operating Leases:

                        Balance, December 31, 1993   $                    $     -
                        Acquisitions                   3,988,577                -
                        Depreciation expense                  -              1,596
                                                     -----------          --------

                        Balance, December 31, 1994     3,988,577             1,596
                        Acquisitions                     295,307                -
                        Reclassified to net invest-
                          ment in direct financing
                          leases                      (1,108,290)               -
                        Depreciation expense                  -             24,446
                                                     -----------          --------

                        Balance, December 31, 1995     3,175,594            26,042
                        Dispositions                  (3,175,594)          (43,711)
                        Acquisitions                   4,404,047                -
                        Depreciation expense                  -             37,122
                                                     -----------          --------

                        Balance, December 31, 1996   $ 4,404,047          $ 19,453
                                                     ===========          ========


                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                            DEPRECIATION - CONTINUED
                            ------------------------

                               December 31, 1996



                                                                             Accumulated
                                                            Cost             Depreciation
                                                         -----------         ------------

                    Property Which the Partnership
                      has a 15.02% Interest as
                      Tenants-in-common and has
                      Invested in Under an
                      Operating Lease:

                        Balance, December 31, 1995       $        -           $        -
                        Acquisition                          814,970                   -
                        Depreciation expense                      -               21,168
                                                         -----------          ----------

                        Balance, December 31, 1996       $   814,970          $   21,168
                                                         ===========          ==========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1996, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $32,521,622 and $4,819,119, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d)        The building portion of this property is owned by the tenant;
           therefore, depreciation is not applicable.

(e) For financial reporting purposes, certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(f) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(g) For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in the net investment in direct financing leases; therefore, depreciation is not applicable.

                                    EXHIBITS

                                 EXHIBIT INDEX


         Exhibit Number
         --------------
        3.1       Affidavit and Certificate of Limited Partnership of CNL Income Fund XIV, Ltd.
                  (Included as Exhibit 3.2 to Registration Statement No. 33-53672-01 on Form S-
                  11 and incorporated herein by reference.)

        4.1       Affidavit and Certificate of Limited Partnership of CNL Income Fund XIV, Ltd.
                  (Included as Exhibit 3.2 to Registration Statement No. 33-53672-01 on Form
                  S-11 and incorporated herein by reference.)

        4.2       Amended and Restated Agreement of Limited Partnership of CNL
                  Income Fund XIV, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on April 13, 1994, and incorporated herein by reference.)

        10.1      Management Agreement between CNL Income Fund XIV, Ltd. and CNL
                  Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the
                  Securities and Exchange Commission on April 13, 1994, and incorporated herein by reference.)

        10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to
                  Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

        10.3      Assignment of Management Agreement from CNL Income Fund Advisors, Inc.
                  to CNL Fund Advisors, Inc. (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)