Form 10-Q
period 1997-03-31
CNL INCOME FUND XV LTD
filed 1997-05-12
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997
                               ------------------------

                                       OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                             Commission file number
                                    0-26216
                             ----------------------

                            CNL Income Fund XV, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                            59-3198888
-----------------------------                           -------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organiza-                           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                                32801
----------------------------                            -------------------
(Address of principal                                         (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                                      (407) 422-1574
                                                        -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No

                                    CONTENTS
                                    --------


Part I                                                             Page
                                                                   ----
  Item 1.  Financial Statements:

             Condensed Balance Sheets                                1

             Condensed Statements of Income                          2

             Condensed Statements of Partners' Capital               3

             Condensed Statements of Cash Flows                      4

             Notes to Condensed Financial Statements                5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  7-9


Part II

  Other Information                                                 10

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                             March 31,              December 31,
            ASSETS                             1997                     1996
                                            -----------             ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $617,428 and
  $556,038                                  $22,329,311            $22,390,701
Net investment in direct
  financing leases                            9,330,891              9,351,815
Investment in joint ventures                  2,574,609              2,624,620
Cash and cash equivalents                     1,578,498              1,536,163
Receivables, less allowance for
  doubtful accounts of $1,458 in 1996               478                 30,176
Prepaid expenses                                  9,341                  7,049
Organization costs, less
  accumulated amortization
  of $6,049 and $5,548                            3,951                  4,452
Accrued rental income                         1,099,556                991,702
                                            -----------            -----------

                                            $36,926,635            $36,936,678
                                            ===========            ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $    22,582            $     3,053
Escrowed real estate taxes
  payable                                         4,776                  8,581
Distributions payable                           800,000                880,000
Due to related parties                            3,254                  1,355
Rents paid in advance                            66,665                 55,191
                                            -----------            -----------
    Total liabilities                           897,277                948,180

Partners' capital                            36,029,358             35,988,498
                                            -----------            -----------

                                            $36,926,635            $36,936,678
                                            ===========            ===========




           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                  Quarter Ended
                                                    March 31,
                                           1997                 1996
                                        ----------           ----------

Revenues:
  Rental income from operating leases   $  630,718           $  625,733
  Earned income from direct financing
    leases                                 265,835              268,146
  Interest and other income                 14,366               13,973
                                        ----------           ----------
                                           910,919              907,852
                                        ----------           ----------

Expenses:
  General operating and administrative      31,804               39,648
  Professional services                      5,138                5,177
  Management fees to related parties         8,724                8,702
  State and other taxes                     19,960               19,047
  Depreciation and amortization             62,069               62,025
                                        ----------           ----------
                                           127,695              134,599
                                        ----------           ----------

Income Before Equity in Earnings of
  Joint Ventures                           783,224              773,253

Equity in Earnings of Joint Ventures        57,636               71,374
                                        ----------           ----------

Net Income                              $  840,860           $  844,627
                                        ==========           ==========

Allocation of Net Income:
  General partners                      $    8,409           $    8,446
  Limited partners                         832,451              836,181
                                        ----------           ----------

                                        $  840,860           $  844,627
                                        ==========           ==========


Net Income Per Limited Partner Unit     $     0.21           $     0.21
                                        ==========           ==========

Weighted Average Number of Limited
  Partner Units Outstanding              4,000,000            4,000,000
                                        ==========           ==========



            See accompanying notes to condensed financial statements

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                   Quarter Ended               Year Ended
                                     March 31,                December 31,
                                       1997                       1996
                                   -------------              ------------

General partners:
  Beginning balance                $    83,062               $    47,211
  Net income                             8,409                    35,851
                                   -----------               -----------
                                        91,471                    83,062
                                   -----------               -----------

Limited partners:
  Beginning balance                 35,905,436                35,636,228
  Net income                           832,451                 3,549,208
  Distributions ($0.20 and
    $0.82 per limited partner
    unit, respectively)               (800,000)               (3,280,000)
                                   -----------               -----------
                                    35,937,887                35,905,436
                                   -----------               -----------

Total partners' capital            $36,029,358               $35,988,498
                                   ===========               ===========

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                         Quarter Ended
                                                           March 31,
                                                   1997               1996
                                                ----------         ----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                                $  868,261         $  892,021
                                                ----------         ----------

    Cash Flows from Investing Activities:
      Investment in joint venture                       -            (142,843)
      Return of capital from
        joint venture                               54,074                 -
                                                ----------         ----------
          Net cash provided by (used in)
            investing activities                    54,074           (142,843)
                                                ----------         ----------

    Cash Flows from Financing Activities:
      Distributions to limited
        partners                                  (880,000)          (800,000)
                                                ----------         ----------
          Net cash used in financing
            activities                            (880,000)          (800,000)
                                                ----------         ----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                              42,335            (50,822)

Cash and Cash Equivalents at
  Beginning of Quarter                           1,536,163          1,431,420
                                                ----------         ----------

Cash and Cash Equivalents at
  End of Quarter                                $1,578,498         $1,380,598
                                                ==========         ==========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at end of quarter                  $  800,000         $  800,000
                                                ==========         ==========




           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XV, Ltd. (the "Partnership") for the year ended December 31, 1996.

2.       Investment in Joint Ventures:

         In January 1997, Wood-Ridge Real Estate Joint Venture reinvested $502,598 of the remaining net sales proceeds from the sale of the two properties in September 1996, in a Taco Bell property in Anniston, Alabama. In March 1997, the Partnership and the other joint venture partner each received approximately $54,100, representing a return of capital, for the remaining unreinvested net sales proceeds. As of March 31, 1997, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 1997 and 1996


2.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                March 31,     December 31,
                                                  1997            1996
                                               ----------     ------------
                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation               $5,651,864       $5,178,396
                  Cash                             32,975              781
                  Restricted cash                      -           595,426
                  Accrued rental income            27,303           11,971
                  Receivables                         122           15,200
                  Other assets                         -            15,263
                  Prepaid expenses                     31               -
                  Liabilities                      37,905           33,238
                  Partners' capital             5,674,390        5,783,799
                  Revenues                        156,591          643,646
                  Gain on sale of land
                    and buildings                      -           261,106
                  Net income                      122,565          837,850

         The Partnership recognized income totalling $57,636 and $71,374 for the quarters ended March 31, 1997 and 1996, respectively, from these joint ventures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1997, the Partnership owned 49 Properties, including interests in six Properties owned by a joint venture in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $868,261 and $892,021 for the quarters ended March 31, 1997 and 1996, respectively. The decrease in cash from operations for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 1997.

         In January 1997, Wood-Ridge Real Estate Joint Venture reinvested $502,598 of the remaining net sales proceeds from the sale of the two Properties in September 1996, in a Taco Bell Property in Anniston, Alabama. In March 1997, the Partnership and the other joint venture partner each received approximately $54,100, representing a return of capital, for the remaining unreinvested net sales proceeds. As of March 31, 1997, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1997, the Partnership had $1,578,498 invested in such short-term investments, as compared to $1,536,163 at December 31, 1996. The funds remaining at March 31, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $897,277 at March 31, 1997, from $948,180 at December 31, 1996, primarily as a result of the Partnership's accruing a special distribution payable to the limited partners of $80,000 at December 31, 1996, which was paid in January 1997. The decrease in total liabilities was partially offset by an increase in rents paid in advance and accrued state taxes during the quarter ended March 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $800,000 for each of the quarters ended March 31, 1997 and 1996. This represents distributions of $0.20 per unit for each of the quarters ended March 31, 1997 and 1996. No distributions were made to the general partners for the quarters ended March 31, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the quarters ended March 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During each of the quarters ended March 31, 1997 and 1996, the Partnership owned and leased 42 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $896,553 and $893,879, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties.

         During the quarter ended March 31, 1996, the Partnership owned and leased two Properties indirectly through joint venture arrangements in Wood-Ridge Real Estate Joint Venture, which were sold in September 1996. In addition, during the quarter ended March 31, 1996, the Partnership owned one Property indirectly with affiliates of the general partners as tenants-in-common. During the quarter ended March 31, 1997, the Partnership owned and leased seven Properties indirectly through joint venture arrangements and one Property as tenants-in-common with affiliates of the general partner. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $57,636 and $71,374, respectively, attributable to net income earned by these joint ventures. The decrease in net income earned by these joint ventures is attributable to a change in the lease terms negotiated for the replacement Properties purchased by Wood-Ridge Real Estate Joint Venture between October 1996 and January 1997.

         Operating expenses, including depreciation and amortization expense, were $127,695 and $134,599 for the quarters ended March 31, 1997 and 1996, respectively. The decrease in operating expenses during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 1997.


                            CNL INCOME FUND XV, LTD.

                            By: CNL REALTY CORPORATION
                                General Partner


                                By:  /s/ James M. Seneff, Jr.
                                     ------------------------
                                     JAMES M. SENEFF, JR.
                                     Chief Executive Officer
                                     (Principal Executive Officer)


                                By:  /s/ Robert A. Bourne
                                     --------------------
                                     ROBERT A. BOURNE
                                     President and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)