Form 10-Q
period 1997-06-30
CNL INCOME FUND XV LTD
filed 1997-08-08
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to


                             Commission file number
                                     0-26216


                            CNL Income Fund XV, Ltd.
             (Exact name of registrant as specified in its charter)


           Florida                                59-3198888
    (State or other juris-                     (I.R.S. Employer
   diction of incorporation                   Identification No.)
      or organization)


400 E. South Street, #500
Orlando, Florida                                   32801
   (Address of principal                         (Zip Code)
     executive offices)


Registrant's telephone number
   (including area code)                      (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No
                              -----       -----

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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                            June 30,                December 31,
            ASSETS                            1997                      1996
                                           -----------              --------

Land and buildings on operating
  leases, less accumulated
  depreciation of $678,819 and
  $556,038                                 $22,267,920             $22,390,701
Net investment in direct
  financing leases                           9,309,344               9,351,815
Investment in joint ventures                 2,572,022               2,624,620
Cash and cash equivalents                    1,581,736               1,536,163
Receivables, less allowance for
  doubtful accounts of $1,458 in 1996            2,375                  30,176
Prepaid expenses                                13,526                   7,049
Organization costs, less
  accumulated amortization
  of $6,549 and $5,548                           3,451                   4,452
Accrued rental income                        1,207,362                 991,702
                                           -----------             -----------

                                           $36,957,736             $36,936,678
                                           ===========             ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     2,846             $     3,053
Escrowed real estate taxes
  payable                                        5,188                   8,581
Distributions payable                          800,000                 880,000
Due to related parties                           2,110                   1,355
Rents paid in advance                           65,667                  55,191
                                           -----------             -----------
    Total liabilities                          875,811                 948,180

Partners' capital                           36,081,925              35,988,498
                                           -----------             -----------

                                           $36,957,736             $36,936,678
                                           ===========             ===========
















            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                         Quarter Ended                      Six Months Ended
                                                            June 30,                           June 30,
                                                     1997             1996               1997              1996
                                                  ----------       ----------         ----------        -------
Revenues:
  Rental income from
    operating leases                              $  631,815       $  631,815         $1,262,533        $1,257,548
  Earned income from direct
    financing leases                                 265,213          267,594            531,048           535,740
  Interest and other income                           15,695           13,503             30,061            27,476
                                                  ----------       ----------         ----------        ----------
                                                     912,723          912,912          1,823,642         1,820,764
                                                  ----------       ----------         ----------        ----------

Expenses:
  General operating and
    administrative                                    37,987           40,960             69,791            80,608
  Professional services                                4,974            4,536             10,112             9,713
  Management fees to
    related parties                                    8,741            8,772             17,465            17,474
  State and other taxes                                6,049           11,877             26,009            30,924
  Depreciation and
    amortization                                      62,080           62,068            124,149           124,093
                                                  ----------       ----------         ----------        ----------
                                                     119,831          128,213            247,526           262,812
                                                  ----------       ----------         ----------        ----------

Income Before Equity in
  Earnings of Joint
  Ventures                                           792,892          784,699          1,576,116         1,557,952

Equity in Earnings of
  Joint Ventures                                      59,675           73,165            117,311           144,539
                                                  ----------       ----------         ----------        ----------

Net Income                                        $  852,567       $  857,864         $1,693,427        $1,702,491
                                                  ==========       ==========         ==========        ==========

Allocation of Net Income:
  General partners                                $    8,525       $    8,579         $   16,934        $   17,025
  Limited partners                                   844,042          849,285          1,676,493         1,685,466
                                                  ----------       ----------         ----------        ----------

                                                  $  852,567       $  857,864         $1,693,427        $1,702,491
                                                  ==========       ==========         ==========        ==========


Net Income Per Limited
  Partner Unit                                    $     0.21       $     0.21         $     0.42        $     0.42
                                                  ==========       ==========         ==========        ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                4,000,000        4,000,000          4,000,000         4,000,000
                                                  ==========       ==========         ==========        ==========















            See accompanying notes to condensed financial statements

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Quarter Ended               Year Ended
                                                                              June 30,                December 31,
                                                                                1997                      1996
                                                                           -------------              -----------
General partners:
  Beginning balance                                                         $    83,062              $    47,211
  Net income                                                                     16,934                   35,851
                                                                            -----------              -----------
                                                                                 99,996                   83,062
                                                                            -----------              -----------

Limited partners:
  Beginning balance                                                          35,905,436               35,636,228
  Net income                                                                  1,676,493                3,549,208
  Distributions ($0.40 and
    $0.82 per limited partner
    unit, respectively)                                                      (1,600,000)              (3,280,000)
                                                                            -----------              -----------
                                                                             35,981,929               35,905,436
                                                                            -----------              -----------

Total partners' capital                                                     $36,081,925              $35,988,498
                                                                            ===========              ===========






            See accompanying notes to condensed financial statements

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                   1997                  1996
                                                                               -----------             -------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                                                               $ 1,673,623             $ 1,687,927
                                                                               -----------             -----------

    Cash Flows from Investing
      Activities:
        Investment in joint venture                                                     -                 (145,526)
        Return of capital from
          joint venture                                                             51,950                      -
                                                                               -----------             ----------
            Net cash provided by
              (used in) investing
              activities                                                            51,950                (145,526)
                                                                               -----------             -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                                              (1,680,000)             (1,600,000)
                                                                               -----------             -----------
            Net cash used in financing
              activities                                                        (1,680,000)             (1,600,000)
                                                                               -----------             -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                                                              45,573                 (57,599)

Cash and Cash Equivalents at
  Beginning of Period                                                            1,536,163               1,431,420
                                                                               -----------             -----------

Cash and Cash Equivalents at
  End of Period                                                                $ 1,581,736             $ 1,373,821
                                                                               ===========             ===========

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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XV, Ltd. (the "Partnership") for the year ended December 31, 1996.

2.       Investment in Joint Ventures:

         In January 1997, Wood-Ridge Real Estate Joint Venture reinvested $502,598 of the remaining net sales proceeds from the sale of two properties in September 1996, in a Taco Bell property in Anniston, Alabama. As of June 30, 1997, the Partnership and the other joint venture partner had each received approximately $52,000, representing a return of capital, for the remaining unreinvested net sales proceeds. As of June 30, 1997, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
              Quarters and Six Months Ended June 30, 1997 and 1996


2.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                             June 30,            December 31,
                                               1997                  1996

                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation            $5,622,483            $5,178,396
                  Cash                           4,638                   781
                  Restricted cash                    -               595,426
                  Accrued rental income         42,869                11,971
                  Receivables                        -                15,200
                  Other assets                       -                15,263
                  Prepaid expenses               1,050                    -
                  Liabilities                    9,848                33,238
                  Partners' capital          5,661,192             5,783,799
                  Revenues                     319,144               643,646
                  Gain on sale of land
                    and buildings                    -               261,106
                  Net income                   252,943               837,850

         The Partnership recognized income totalling $117,311 and $144,539 for the six months ended June 30, 1997 and 1996, respectively, from these joint ventures, $59,675 and $73,165 of which was earned for the quarters ended June 30, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1997, the Partnership owned 49 Properties, including interests in six Properties owned by a joint venture in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,673,623 and $1,687,927 for the six months ended June 30, 1997 and 1996, respectively. The decrease in cash from operations for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1997.

         In January 1997, Wood-Ridge Real Estate Joint Venture reinvested $502,598 of the remaining net sales proceeds from the sale of two Properties in September 1996, in a Taco Bell Property in Anniston, Alabama. As of June 30, 1997, the Partnership and the other joint venture partner had each received approximately $52,000, representing a return of capital, for the remaining unreinvested net sales proceeds. As of June 30, 1997, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1997, the Partnership had $1,581,736 invested in such short-term investments, as compared to $1,536,163 at December 31, 1996. The funds remaining at June 30, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $875,811 at June 30, 1997, from $948,180 at December 31, 1996, primarily as a result of the Partnership's accruing a special distribution payable to the limited partners of $80,000 at December 31, 1996, which was paid in January 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $1,600,000 for each of the six months ended June 30, 1997 and 1996 ($800,000 for each of the quarters ended June 30, 1997 and 1996). This represents distributions of $0.40 per unit for each applicable six months ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During each of the six months ended June 30, 1997 and 1996, the Partnership owned and leased 42 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $1,793,581 and $1,793,288, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $897,028 and $899,409 of which was earned during the quarters ended June 30, 1997 and 1996, respectively.

         During the six months ended June 30, 1996, the Partnership owned and leased two Properties indirectly, through a joint venture arrangement in Wood-Ridge Real Estate Joint Venture, which were sold in September 1996. In addition, during the six months ended June 30, 1996, the Partnership owned one Property indirectly with affiliates of the general partners as tenants-in-common. During the six months ended June 30, 1997, the Partnership owned and leased six Properties indirectly through the joint venture arrangement and one Property as tenants-in-common with affiliates of the general partner. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $117,311 and $144,539, respectively, attributable to net income earned by these joint ventures, $59,675 and $73,165 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The decrease in net income earned by these joint ventures is attributable to a change in the lease terms negotiated for the replacement Properties purchased by Wood-Ridge Real Estate Joint Venture between October 1996 and January 1997.

         Operating expenses, including depreciation and amortization expense, were $247,526 and $262,812 for the six months ended June 30, 1997 and 1996, respectively, of which $119,831 and $128,213 were incurred for the quarters ended June 30, 1997 and 1996, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is partially attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of August, 1997.


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