Form 10-Q
period 1997-09-30
CNL INCOME FUND XV LTD
filed 1997-11-12
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                             September 30,        December 31,
            ASSETS                               1997                 1996
                                             -------------        -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $740,210 and
  $556,038                                    $22,206,529        $22,390,701
Net investment in direct
  financing leases                              9,287,156          9,351,815
Investment in joint ventures                    2,565,712          2,624,620
Cash and cash equivalents                       1,658,726          1,536,163
Receivables, less allowance for
  doubtful accounts of $1,458 in 1996                  -              30,176
Prepaid expenses                                   11,720              7,049
Organization costs, less
  accumulated amortization
  of $7,049 and $5,548                              2,951              4,452
Accrued rental income                           1,315,071            991,702
                                              -----------        -----------

                                              $37,047,865        $36,936,678
                                              ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $     2,554        $     3,053
Escrowed real estate taxes
  payable                                           3,664              8,581
Distributions payable                             800,000            880,000
Due to related parties                              9,276              1,355
Rents paid in advance                              85,614             55,191
                                              -----------        -----------
    Total liabilities                             901,108            948,180

Partners' capital                              36,146,757         35,988,498
                                              -----------        -----------

                                              $37,047,865        $36,936,678
                                              ===========        ===========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                    Nine Months Ended
                                                            September 30,                      September 30,
                                                     1997             1996               1997              1996
                                                  ----------       ----------         ----------        ----------
Revenues:
  Rental income from
    operating leases                              $  631,816       $  631,816         $1,894,349        $1,889,364
  Earned income from direct
    financing leases                                 264,571          267,026            795,619           802,766
  Interest and other income                           15,534           17,798             45,595            45,274
                                                  ----------       ----------         ----------        ----------
                                                     911,921          916,640          2,735,563         2,737,404
                                                  ----------       ----------         ----------        ----------

Expenses:
  General operating and
    administrative                                    31,490           38,536            101,281           119,144
  Professional services                                5,077            5,470             15,189            15,183
  Management fees to
    related parties                                    8,847            8,772             26,312            26,246
  State and other taxes                                   -                -              26,009            30,924
  Depreciation and
    amortization                                      62,099           62,070            186,248           186,163
                                                  ----------       ----------         ----------        ----------
                                                     107,513          114,848            355,039           377,660
                                                  ----------       ----------         ----------        ----------

Income Before Equity in
  Earnings of Joint
  Ventures                                           804,408          801,792          2,380,524         2,359,744

Equity in Earnings of
  Joint Ventures                                      60,424          210,454            177,735           354,993
                                                  ----------       ----------         ----------        ----------

Net Income                                        $  864,832       $1,012,246         $2,558,259        $2,714,737
                                                  ==========       ==========         ==========        ==========

Allocation of Net Income:
  General partners                                $    8,649       $   10,122         $   25,583        $   27,147
  Limited partners                                   856,183        1,002,124          2,532,676         2,687,590
                                                  ----------       ----------         ----------        ----------

                                                  $  864,832       $1,012,246         $2,558,259        $2,714,737
                                                  ==========       ==========         ==========        ==========


Net Income Per Limited
  Partner Unit                                    $     0.21       $     0.25         $     0.63        $     0.67
                                                  ==========       ==========         ==========        ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                4,000,000        4,000,000          4,000,000         4,000,000
                                                  ==========       ==========         ==========        ==========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                        Nine Months Ended         Year Ended
                                          September 30,          December 31,
                                              1997                   1996
                                        -----------------        ------------

General partners:
  Beginning balance                       $    83,062           $    47,211
  Net income                                   25,583                35,851
                                          -----------           -----------
                                              108,645                83,062
                                          -----------           -----------

Limited partners:
  Beginning balance                        35,905,436            35,636,228
  Net income                                2,532,676             3,549,208
  Distributions ($0.60 and
    $0.82 per limited partner
    unit, respectively)                    (2,400,000)           (3,280,000)
                                          -----------           -----------
                                           36,038,112            35,905,436
                                          -----------           -----------

Total partners' capital                   $36,146,757           $35,988,498
                                          ===========           ===========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                       Nine Months Ended
                                                         September 30,
                                                    1997              1996
                                                -----------        -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                                $ 2,550,613        $ 2,580,751
                                                -----------        -----------

    Cash Flows from Investing
      Activities:
        Investment in joint venture                      -            (145,526)
        Return of capital from
          joint venture                              51,950             23,087
                                                -----------        -----------
            Net cash provided by
              (used in) investing
              activities                             51,950           (122,439)
                                                -----------        -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                               (2,480,000)        (2,400,000)
                                                -----------        -----------
            Net cash used in financing
              activities                         (2,480,000)        (2,400,000)
                                                -----------        -----------

Net Increase in Cash and Cash
  Equivalents                                       122,563             58,312

Cash and Cash Equivalents at
  Beginning of Period                             1,536,163          1,431,420
                                                -----------        -----------

Cash and Cash Equivalents at
  End of Period                                 $ 1,658,726        $ 1,489,732
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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XV, Ltd. (the "Partnership") for the year ended December 31, 1996.

2.       Investment in Joint Ventures:

         In January 1997, Wood-Ridge Real Estate Joint Venture reinvested $502,598 of the remaining net sales proceeds from the sale of two properties in September 1996, in a Taco Bell property in Anniston, Alabama. As of September 30, 1997, the Partnership and the other joint venture partner had each received approximately $52,000, representing a return of capital, for the remaining unreinvested net sales proceeds. As of September 30, 1997, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


2.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                              September 30,     December 31,
                                                  1997              1996

                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation                 $5,593,102      $5,178,396
                  Cash                               20,191             781
                  Restricted cash                        -          595,426
                  Accrued rental income              58,435          11,971
                  Receivables                            -           15,200
                  Other assets                        1,016          15,263
                  Liabilities                        27,508          33,238
                  Partners' capital               5,645,236       5,783,799
                  Revenues                          481,876         643,646
                  Gain on sale of land
                    and buildings                        -          261,106
                  Net income                        385,042         837,850

         The Partnership recognized income totalling $177,735 and $354,993 for the nine months ended September 30, 1997 and 1996, respectively, from these joint ventures, $60,424 and $210,454 of which was earned for the quarters ended September 30, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1997, the Partnership owned 49 Properties, including interests in six Properties owned by a joint venture in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,550,613 and $2,580,751 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in cash from operations for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1997.

         In January 1997, Wood-Ridge Real Estate Joint Venture reinvested $502,598 of the remaining net sales proceeds from the sale of two Properties in September 1996, in a Taco Bell Property in Anniston, Alabama. As of September 30, 1997, the Partnership and the other joint venture partner had each received approximately $52,000, representing a return of capital, for the remaining unreinvested net sales proceeds. As of September 30, 1997, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1997, the Partnership had $1,658,726 invested in such short-term investments, as compared to $1,536,163 at December 31, 1996. The funds remaining at September 30, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, decreased to $901,108 at September 30, 1997, from $948,180 at December 31, 1996, primarily as a result of the Partnership's accruing a special distribution payable to the limited partners of $80,000 at December 31, 1996, which was paid in January 1997. The decrease from the payment of the special distribution in January 1997 was partially offset by an increase in rents paid in advance. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based primarily on cash from operations, the Partnership declared distributions to the limited partners of $2,400,000 for each of the nine months ended September 30, 1997 and 1996 ($800,000 for each of the quarters ended September 30, 1997 and 1996). This represents distributions of $0.60 per unit for each applicable nine months ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During each of the nine months ended September 30, 1997 and 1996, the Partnership owned and leased 42 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership earned $2,689,968 and $2,692,130, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $896,387 and $898,842 of which was earned during the quarters ended September 30, 1997 and 1996, respectively.

         During the nine months ended September 30, 1996, the Partnership owned and leased two Properties indirectly, through a joint venture arrangement in Wood-Ridge Real Estate Joint Venture, which were sold in September 1996. In addition, during the nine months ended September 30, 1996, the Partnership owned one Property indirectly with affiliates of the general partners as tenants-in-common. During the nine months ended September 30, 1997, the Partnership owned and leased six Properties indirectly through the joint venture arrangement and one Property as tenants-in-common with affiliates of the general partner. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership earned $177,735 and $354,993, respectively, attributable to net income earned by these joint ventures, $60,424 and $210,454 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The decrease in net income earned by joint ventures is primarily attributable to the fact that in September 1996, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50 percent interest, recognized a gain of approximately $280,800 for financial reporting purposes as a result of the sale of its two Properties in September 1996. Wood-Ridge Real Estate Joint Venture reinvested the net sales proceeds from the sales of the two Properties in five replacement Properties in October 1996, and acquired one additional replacement Property in January 1997.

         Operating expenses, including depreciation and amortization expense, were $355,039 and $377,660 for the nine months ended September 30, 1997 and 1996, respectively, of which $107,513 and $114,848 were incurred for the quarters ended September 30, 1997 and 1996, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is partially attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 1997.


                           CNL INCOME FUND XV, LTD.

                           By: CNL REALTY CORPORATION
                               General Partner


                               By:  /s/ JAMES M. SENEFF, JR.
                                    -----------------------------
                                    JAMES M. SENEFF, JR.
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                               By:  /S/ ROBERT A. BOURNE
                                    -----------------------------
                                    ROBERT A. BOURNE
                                    President and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)