Form 10-K405
period 1997-12-31
CNL INCOME FUND XV LTD
filed 1998-03-23
CIK 913057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                              400 East South Street
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,200,000 and were used to acquire 45 Properties, including 15 Properties consisting of only land and two Properties owned by a joint venture in which the Partnership is a co-venturer, to pay acquisition fees totalling $2,200,000 to an affiliate of the General Partners and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the tenant of two Checkers Properties in Knoxville, Tennessee, and one Checkers Property in Leavenworth, Kansas, which consisted of land only, exercised its option in accordance with the lease agreements to substitute other Properties for these three Properties. The Partnership sold the two Properties in Knoxville, Tennessee, and the Property in Leavenworth, Kansas, and used the net sales proceeds to acquire two Checkers Properties, consisting of land only, located in Orlando and Bradenton, Florida. During the year ended December 31, 1996, the Partnership acquired a Property in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. In addition, during the year ended December 31, 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its two Properties to the tenant. The joint venture reinvested the majority of the net sales proceeds in four Boston Market Properties (one of which consisted of only land) and one Golden Corral Property. The building portion of the Property in Murfreesboro, Tennessee is owned by the tenant. During the year ended December 31, 1997, Wood-Ridge Real Estate Joint Venture reinvested the remaining proceeds from the sales of the two Properties in 1996, in a Taco Bell Property in Anniston, Alabama. As a result of the above transactions, as of December 31, 1997, the Partnership owned 49 Properties, including 14 wholly owned Properties consisting of only land, six Properties owned by a joint venture in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common. The lessee of the 14 wholly owned Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the leases, to remove the buildings from the land at the end of the lease terms. The Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint venture in which the Partnership is a co-venturer provide for initial terms ranging from 15 to 20 years (the average being 19 years) and expire between 2009 and 2015. All leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $22,500 to $190,600. All of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth or ninth lease year), the annual base rent required under the terms of the lease will increase.

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

         In January 1997, Wood-Ridge Real Estate Joint Venture reinvested the majority of the remaining net sales proceeds from the 1996 sale of its two Properties in a Taco Bell Property located in Anniston, Alabama. The lease terms for this Property are substantially the same as the Partnership's other leases as described above in the first two paragraphs of this section.

Major Tenants

         During 1997, five lessees (or group of affiliated lessees) of the Partnership, (i) Flagstar Enterprises, Inc. and Quincy's Restaurants, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), (ii) Checkers Drive-In Restaurants, Inc., (iii) Long John Silver's, Inc., (iv) Foodmaker, Inc. and (v) Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from six Properties owned by a joint venture and one Property owned with affiliates as tenants-in-common). As of December 31, 1997, Flagstar Corporation was the lessee under leases relating to eight restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 14 restaurants, Long John Silver's, Inc. was the lessee under leases relating to eight restaurants, Foodmaker, Inc. was the lessee under leases relating to four restaurants and Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that based on the minimum rental payments required by the leases, these five lessees (or group of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, five Restaurant Chains, Hardee's, Checkers Drive-In Restaurants, Long John Silver's, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income during 1997 (including the Partnership's share of rental income from six Properties owned by a joint venture and one Property owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangement

         In August 1994, the Partnership entered into a joint venture arrangement, Wood-Ridge Real Estate Joint Venture, with an affiliate of the General Partners to purchase and hold two Properties. In September 1996, Wood-Ridge Real Estate Joint Venture sold its two Properties to the tenant and as of December 31, 1997, had reinvested the majority of the net sales proceeds in six replacement Properties. The joint venture distributed the remaining net sales proceeds to the Partnership and its co-venture partner on a pro-rata basis during 1997. The joint venture arrangement provides for the Partnership and its joint venture partner to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership and its joint venture partner are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

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

Certain Management Services

         CNL Income Fund Advisors, Inc., an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership through September 30, 1995. Under this agreement, CNL Income Fund Advisors, Inc. was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Income Fund Advisors, Inc. also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Income Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

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


Item 2.  Properties

         As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 49 Properties, located in 18 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 15,600 to 137,700 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the 14 Checkers Properties owned by the Partnership and one Boston Market Property owned by Wood-Ridge Real Estate Joint Venture are owned by the tenants. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 1,500 to 11,000 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1997 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of February 28, 1998, there were 2,705 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price paid for any Unit transferred pursuant to the Plan has been $9.50 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1997 and 1996 other than pursuant to the Plan, net of commissions.

                                                      1997 (1)                           1996 (1)
                                           ------------------------------           -----------------
                                              High      Low     Average          High      Low     Average
         First Quarter                       $10.00   $ 8.30     $ 9.37          $9.50    $9.50      $9.50
         Second Quarter                        9.98     8.50       8.99          10.00    10.00      10.00
         Third Quarter                        10.00     8.07       8.91           9.50     8.83       9.28
         Fourth Quarter                        9.50     8.17       9.14           8.60     8.60       8.60

(1) A total of 26,053 and 32,575 Units were transferred other than pursuant to the Plan for the years ended December 31, 1997 and 1996.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1997 and 1996, the Partnership declared cash distributions of $3,200,000 and $3,280,000, respectively, to the Limited Partners. During the quarter ended December 31, 1996, the Partnership declared a special distribution to the Limited Partners of $80,000 which represented cumulative excess operating reserves. The General Partners anticipate that the Partnership will declare a special distribution to the Limited Partners during the quarter ending March 31, 1998, representing cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         Quarter Ended                    1997              1996
         -------------                 ----------        -----------

         March 31                        $800,000          $800,000
         June 30                          800,000           800,000
         September 30                     800,000           800,000
         December 31 (1)                  800,000           880,000

(1) Includes a special distribution to Limited Partners of $80,000 for the quarter ended December 31, 1996.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.


Item 6.  Selected Financial Data

                                     1997           1996           1995           1994           1993 (1)
                                -------------- -------------- -------------- -------------- -------------
Year Ended December 31:
    Revenues (2)                  $  3,908,014   $  4,068,610   $  3,914,985   $  1,319,692  $       -
    Net income (3)                   3,434,905      3,585,059      3,372,468      1,185,918          -
    Cash distributions declared      3,200,000      3,280,000      2,900,001      1,185,946          -
    Net income per Unit (3) (4)           0.85           0.89           0.83           0.41          -
    Cash distribution declared
       per Unit (4)                       0.80           0.82           0.73           0.41          -

At December 31:
    Total assets                   $37,045,723    $36,936,678    $36,516,732    $37,058,475    $   1,000
    Partners' capital              $36,223,403    $35,988,498    $35,683,439    $35,210,972    $   1,000


(1) Selected financial data for 1993 represents the period September 2, 1993 (date of inception) to December 31, 1993.

(2)      Revenues include equity in earnings of the joint venture.

(3) Net income for the year ended December 31, 1995, includes $71,023 from loss on sale of land.

(4)      Based  on  the  weighted   average  number  of  Limited  Partner  Units
         outstanding during the years ended December 31, 1997, 1996 and 1995, and the period March 24, 1994 through December 31, 1994.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 49 Properties, either directly or through joint venture arrangements.

Liquidity and Capital Resources

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

         In January 1996, the Partnership invested $122,439 in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1996, the Partnership owned a 15.02% interest in this Property. Upon completion of the Partnership's acquisitions in January 1996, the remaining net offering proceeds of approximately $220,000 were reserved for Partnership purposes.

         In September 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership owns a 50 percent interest, sold its two Properties to the tenant for $5,020,878 and received net sales proceeds of $5,001,180, resulting in a gain to the joint venture of approximately $261,100 for financial reporting purposes. These Properties were originally acquired by Wood-Ridge Real Estate Joint Venture in September 1994 and had a combined total cost of approximately $4,302,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold these Properties for approximately $698,700 in excess of their original purchase price. In October 1996, Wood-Ridge Real Estate Joint Venture reinvested $4,404,046 of the net sales proceeds in five Properties. In January 1997, the joint venture reinvested $502,598 of the remaining net sales proceeds in an additional Property. As of December 31, 1997, the Partnership had received approximately $52,000, representing its pro-rata share of the uninvested net sales proceeds.

         Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,306,595, $3,434,682 and $3,239,370 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in cash from operations during 1997, as compared to 1996, and the increase during 1996, as compared to 1995, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

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

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or make distributions to partners. At December 31, 1997, the Partnership had $1,614,708 invested in such short-term investments as compared to $1,536,163 at December 31, 1996. The funds remaining at December 31, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During 1997, 1996 and 1995, the affiliates incurred on behalf of the Partnership $78,821, $86,714 and $94,991, respectively, for certain operating expenses. In addition, during 1995, affiliates of the General Partners incurred on behalf of the Partnership $2,274 for certain acquisition expenses. As of December 31, 1997 and 1996, the Partnership owed $4,311 and $1,355, respectively, to related parties for such amounts, accounting and administrative services and management fees. As of February 28, 1998, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, decreased to $818,009 at December 31, 1997, from $946,825 at December 31, 1996, partially as a result of the Partnership accruing a special distribution payable to the Limited Partners of $80,000 at December 31, 1996, which was paid in January 1997 from cumulative excess operating reserves. Total liabilities also decreased as a result of a decrease in rents paid in advance at December 31, 1997. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the Limited Partners of $3,200,000, $3,280,000 and $2,900,001 for the years ended December 31, 1997, 1996 and 1995, respectively. This represents distributions of $0.80, $0.82 and $0.73 per Unit for the years ended December 31, 1997, 1996 and 1995, respectively. The General Partners anticipate that the Partnership will declare a special distribution to the Limited Partners during the quarter ending March 31, 1998, representing cumulative excess operating reserves. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1997, 1996 or 1995 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Results of Operations

         The Partnership owned and leased 45 wholly owned Properties during 1995 (including two Properties in Knoxville, Tennessee, and one Property in Leavenworth, Kansas, which were sold in March 1995), and during 1996 and 1997, owned and leased 42 wholly owned Properties. In addition, during 1995, the Partnership was a co-venturer in one joint venture that owned two Properties, and during 1996, the Partnership was a co-venturer in one joint venture that owned and leased seven Properties (including two Properties in Wood-Ridge Real Estate Joint Venture, which were sold in September 1996) and the Partnership owned and leased one Property with affiliates, as tenants-in-common. During 1997, the Partnership was a co-venturer in one joint venture that owned and leased six Properties and owned and leased one Property with affiliates as tenants-in-common. As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements 49 Properties, which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $22,500 to $190,600. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally from the sixth or the ninth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1.
Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1997, 1996 and 1995, the Partnership earned $3,586,791, $3,596,466 and $3,446,745 respectively, in rental income from operating leases and earned income from direct financing leases from Properties wholly owned by the Partnership. The increase in rental and earned income during 1996, as compared to 1995, is primarily attributable to the acquisition of additional Properties in 1995, and the fact that, with the exception of the three Properties sold in March 1995, the Properties owned at December 31, 1995, were operational for a full year in 1996, as compared to a partial year in 1995.

         During  the  years  ended  December  31,  1997,   1996  and  1995,  the
Partnership also earned $25,791, $23,318 and $97,539, respectively, in contingent rental income. Contingent rental income for the year ended December 31, 1996, as compared to 1995, decreased primarily as a result of decreased gross sales of certain restaurant Properties that are subject to leases requiring payment of contingent rental income.

         In addition, for the years ended December 31, 1997, 1996 and 1995, the Partnership earned $239,249, $392,862 and $280,606, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The decrease in net income earned by joint ventures during 1997, as compared to 1996, is primarily attributable to, and the increase during 1996, as compared to 1995, is primarily attributable to, the fact that in September 1996, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50 percent interest, recognized a gain of approximately $261,100 for financial reporting purposes as a result of the sale of its Properties in September 1996, as described above in "Liquidity and Capital Resources." Due to the fact that the joint venture reinvested the majority of the net sales proceeds in five Properties in October 1996 and one Property in January 1997, the Partnership does not anticipate that the sale of the two Properties will have a material adverse effect on operations.

         During at least one of the years ended December 31, 1997, 1996 and 1995, five lessees (or group of affiliated lessees) of the Partnership, Flagstar Corporation, Checkers Drive-In Restaurants, Inc., Long John Silver's, Inc., Foodmaker, Inc. and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from six Properties owned by a joint venture and one Property owned with affiliates as tenants-in-common). As of December 31, 1997, Flagstar Corporation was the lessee under leases relating to eight restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 14 restaurants, Long John Silver's, Inc. was the lessee under leases relating to eight restaurants, Foodmaker, Inc. was the lessee under leases relating to four restaurants and Golden Corral Corporation was lessee under leases relating to five restaurants. It is anticipated that based on the minimum rental payments required by the leases, these five lessees (or group of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, during at least one of the years ended December 31, 1997, 1996 and 1995, five Restaurant Chains, Hardee's, Checkers Drive-In Restaurants, Long

John Silver's, Golden Corral and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from six Properties owned by a joint venture and one Property owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         During the years ended December 31, 1997, 1996 and 1995, the Partnership also earned $56,183, $55,964, and $90,095, respectively, in interest and other income. The decrease in interest and other income during 1996, as compared to 1995, is primarily attributable to a decrease in the amount of funds invested in short-term, liquid investments due to the acquisition of Properties during 1995.

         Operating expenses, including depreciation and amortization expense, were $473,109, $483,551 and $471,494 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in operating expenses during 1997, as compared to 1996, is primarily attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties. The increase in operating expenses during 1996, as compared to 1995, is primarily a result of the Partnership incurring additional taxes relating to the filing of various state tax returns during 1996.

         As a result of the sale of the two Properties in Knoxville, Tennessee, and the Property in Leavenworth, Kansas, as described above in "Liquidity and Capital Resources," the Partnership recognized a loss for financial reporting purposes of $71,023 during the year ended December 31, 1995. The loss was primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to these Properties and due to accrued rental income relating to future scheduled rent increases that the Partnership had recorded and wrote off at the time of sale. No Properties were sold during the years ended December 31, 1996 and 1997.

         The General Partners of the Partnership are in the process of assessing and addressing the impact of the year 2000 on their computer package software. The hardware and built-in software are believed to be year 2000 compliant. Accordingly, the General Partners do not expect this matter to materially impact how the Partnership conducts business nor its current or future results of operations or financial position.

         The Partnership's leases as of December 31, 1997, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                             Page

Report of Independent Accountants                             12

Financial Statements:

  Balance Sheets                                              13

  Statements of Income                                        14

  Statements of Partners' Capital                             15

  Statements of Cash Flows                                    16

  Notes to Financial Statements                               18

                        Report of Independent Accountants




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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund XV, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand L.L.P.
--------------------------------


Orlando, Florida
January 19, 1998

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                       December 31,
            ASSETS                              1997              1996
            ------                           -----------       ----------

Land and buildings on operating
  leases, less accumulated
  depreciation                               $22,145,138       $22,390,701
Net investment in direct
  financing leases                             9,264,307         9,351,815
Investment in joint ventures                   2,561,816         2,624,620
Cash and cash equivalents                      1,614,708         1,536,163
Receivables, less allowance for
  doubtful accounts of $1,458
  in 1996                                         26,888            30,176
Prepaid expenses                                   7,633             7,049
Organization costs, less
  accumulated amortization of
  $7,548 and $5,548                                2,452             4,452
Accrued rental income                          1,422,781           991,702
                                             -----------       -----------

                                             $37,045,723       $36,936,678
                                             ===========       ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     6,991       $     3,053
Escrowed real estate taxes payable                 6,158             8,581
Distributions payable                            800,000           880,000
Due to related parties                             4,311             1,355
Rents paid in advance                              4,860            55,191
                                             -----------       -----------
    Total liabilities                            822,320           948,180

Partners' capital                             36,223,403        35,988,498
                                             -----------       -----------

                                             $37,045,723       $36,936,678
                                             ===========       ===========


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                     Year Ended December 31,
                                            1997                1996               1995
                                         ----------          ----------         -------
Revenues:
  Rental income from operating
    leases                               $2,527,261          $2,527,261         $2,492,250
  Earned income from direct
    financing leases                      1,059,530           1,069,205            954,495
  Contingent rental income                   25,791              23,318             97,539
  Interest and other income                  56,183              55,964             90,095
                                         ----------          ----------         ----------
                                          3,668,765           3,675,748          3,634,379
                                         ----------          ----------         ----------

Expenses:
  General operating and
    administrative                          135,714             149,388            150,586
  Professional services                      24,526              19,881             30,960
  Management fees to
    related parties                          35,321              35,126             34,213
  State and other taxes                      29,200              30,924             12,560
  Depreciation and amortization             248,348             248,232            243,175
                                         ----------          ----------         ----------
                                            473,109             483,551            471,494
                                         ----------          ----------         ----------

Income Before Equity in
  Earnings of Joint Ventures
  and Loss on Sale of Land                3,195,656           3,192,197          3,162,885

Equity in Earnings of Joint
  Ventures                                  239,249             392,862            280,606

Loss on Sale of Land                             -                   -             (71,023)
                                         ----------          ----------         ----------

Net Income                               $3,434,905          $3,585,059         $3,372,468
                                         ==========          ==========         ==========

Allocation of Net Income:
  General partners                       $   34,349          $   35,851         $   34,352
  Limited partners                        3,400,556           3,549,208          3,338,116
                                         ----------          ----------         ----------

                                         $3,434,905          $3,585,059         $3,372,468
                                         ==========          ==========         ==========

Net Income Per Limited
  Partner Unit                           $     0.85          $     0.89         $     0.83
                                         ==========          ==========         ==========

Weighted Average Number of
  Limited Partner Units
  Outstanding                             4,000,000           4,000,000          4,000,000
                                         ==========          ==========         ==========


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1997, 1996 and 1995



                                               General Partners                             Limited Partners
                                                  Accumu-                                 Accumu-
                                     Contri-      lated      Contri-        Distri-       lated      Syndication
                                     butions     Earnings    butions        butions      Earnings       Costs           Total
                                     -------     --------  -----------   -------------  ----------   -----------     --------
Balance, December 31, 1994           $ 1,000    $11,859    $40,000,000   $ (1,185,946)  $1,174,059   $(4,790,000)    $35,210,972

  Distributions to limited
    partners ($0.73 per limited
    partner unit)                         -          -              -      (2,900,001)          -             -       (2,900,001)
  Net income                              -      34,352             -              -     3,338,116            -        3,372,468
                                      ------   --------    -----------   ------------   ----------   -----------     -----------

Balance, December 31, 1995             1,000     46,211     40,000,000     (4,085,947)   4,512,175    (4,790,000)     35,683,439

  Distributions to limited
    partners ($0.82 per limited
    partner unit)                         -          -              -      (3,280,000)          -             -       (3,280,000)
  Net income                              -      35,851             -              -     3,549,208            -        3,585,059
                                      ------   --------    -----------   ------------   ----------   -----------     -----------

Balance, December 31, 1996             1,000     82,062     40,000,000     (7,365,947)   8,061,383    (4,790,000)     35,988,498

  Distributions to limited
    partners ($0.80 per limited
    partner unit)                         -          -              -      (3,200,000)          -             -       (3,200,000)
  Net income                              -      34,349             -              -     3,400,556            -        3,434,905
                                      ------   --------    -----------   ------------   ----------   -----------     -----------

Balance, December 31, 1997            $1,000   $116,411    $40,000,000   $(10,565,947) $11,461,939   $(4,790,000)    $36,223,403
                                      ======   ========    ===========   ============  ===========   ===========     ===========



                 See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                             Year Ended December 31,
                                                               1997                 1996                 1995
                                                           ------------         ------------         --------
Increase (Decrease) in Cash
  and Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from tenants                         $  3,228,741         $  3,378,973         $  3,136,569
        Distributions from joint
          ventures                                              249,318              259,407              237,566
        Cash paid for expenses                                 (218,106)            (246,748)            (222,824)
        Interest received                                        46,642               43,050               88,059
                                                           ------------         ------------         ------------
            Net cash provided by
              operating activities                            3,306,595            3,434,682            3,239,370
                                                           ------------         ------------         ------------

    Cash Flows From Investing
      Activities:
        Proceeds from sale of land                                   -                    -               811,706
        Additions to land and
          buildings on operating
          leases                                                     -                    -            (1,625,601)
        Investment in direct
          financing leases                                           -                    -            (2,412,973)
        Investment in joint ventures                                 -              (129,939)            (720,552)
        Return of capital from
          joint venture                                          51,950                   -                    -
        Other                                                        -                    -                25,150
                                                           ------------         ------------         ------------
            Net cash provided by
              (used in)investing
              activities                                         51,950             (129,939)          (3,922,270)
                                                           ------------         ------------         ------------

    Cash Flows From Financing
      Activities:
        Reimbursement of acqui-
          sition costs paid by
          related parties on
          behalf of the
          Partnership                                                -                    -               (23,507)
        Distributions to
          limited partners                                   (3,280,000)          (3,200,000)          (2,650,003)
                                                           ------------         ------------         ------------
            Net cash used in
              financing activities                           (3,280,000)          (3,200,000)          (2,673,510)
                                                           ------------         ------------         ------------

Net Increase (Decrease) in
  Cash and Cash Equivalents                                      78,545              104,743           (3,356,410)

Cash and Cash Equivalents at
  Beginning of year                                           1,536,163            1,431,420            4,787,830
                                                           ------------         ------------         ------------

Cash and Cash Equivalents at
  End of Year                                              $  1,614,708         $  1,536,163         $  1,431,420
                                                           ============         ============         ============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                            Year Ended December 31,
                                                               1997                 1996                 1995
                                                           ------------         ------------         --------
Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                                             $  3,434,905         $  3,585,059         $  3,372,468
                                                           ------------         ------------         ------------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                                            245,563              245,563              241,175
        Amortization                                              2,785                2,669                2,000
        Equity in earnings of
          joint ventures, net of
          distributions                                          10,069             (133,455)             (43,040)
        Loss on sale of land                                         -                    -                71,023
        Decrease (increase) in
          receivables                                             3,288               58,013              (38,005)
        Decrease in net investment
          in direct financing leases                             87,508               77,834               65,572
        Increase in prepaid expenses                               (584)              (4,234)              (2,815)
        Increase in accrued
          rental income                                        (431,079)            (431,654)                    (429,233)
        Increase in accounts
          payable and accrued
          expenses                                                1,515                1,972                2,586
        Increase (decrease) in
          due to related parties,
          excluding reimbursement
          of acquisition costs
          paid in behalf of the
          Partnership                                             2,956               (6,880)               7,683
        Increase (decrease) in
          rents paid in advance                                 (50,331)              39,795              (10,044)
                                                           ------------         ------------         ------------
            Total adjustments                                  (128,310)            (150,377)            (133,098)
                                                           ------------         ------------         ------------

Net Cash Provided by Operating
  Activities                                               $  3,306,595         $  3,434,682         $  3,239,370
                                                           ============         ============         ============

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at December 31                                $    800,000         $    880,000         $    800,000
                                                           ============         ============         ============





                 See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies:

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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value.

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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

1.       Significant Accounting Policies - Continued:

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1997 presentation. These reclassifications had no effect on partners' capital or net income.

2.       Leases:

         The Partnership leases its land or land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases are classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of the majority of these leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


2.       Leases - Continued:

         damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                            1997                    1996
                                         -----------            -----------

                  Land                   $15,579,852            $15,579,852
                  Buildings                7,366,887              7,366,887
                                         -----------            -----------
                                          22,946,739             22,946,739
                  Less accumulated
                    depreciation            (801,601)              (556,038)
                                         -----------            -----------

                                         $22,145,138            $22,390,701
                                         ===========            ===========

         Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1997, 1996 and 1995, the Partnership recognized $431,079, $431,654 and $429,233, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1997:

                  1998                                 $ 2,096,763
                  1999                                   2,171,812
                  2000                                   2,329,693
                  2001                                   2,333,165
                  2002                                   2,364,378
                  Thereafter                            28,891,694
                                                       -----------

                                                       $40,187,505

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


3.       Land and Buildings on Operating Leases - Continued:

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                      1997             1996
                                                  ------------     ------------

                  Minimum lease payments
                    receivable                    $ 19,905,444     $ 21,052,482
                  Estimated residual
                    values                           2,873,859        2,873,859
                  Less unearned income             (13,514,996)     (14,574,526)
                                                  ------------     ------------

                  Net investment in
                    direct financing
                    leases                        $  9,264,307     $  9,351,815
                                                  ============     ============

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1997:

                  1998                              $ 1,147,038
                  1999                                1,147,038
                  2000                                1,149,782
                  2001                                1,155,269
                  2002                                1,177,626
                  Thereafter                         14,128,691
                                                    -----------

                                                    $19,905,444

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


5.       Investment in Joint Ventures:

         The Partnership has a 50 percent interest in the profits and losses of Wood-Ridge Real Estate Joint Venture. The remaining interest in this joint venture is held by an affiliate of the Partnership which has the same general partners.

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

         In October 1996 and January 1997, Wood-Ridge Real Estate Joint Venture reinvested $4,404,046 and $502,598, respectively, of the net sales proceeds from the sale of the two properties during 1996, in five properties and one property, respectively. As of December 31, 1997, the Partnership had received approximately $52,000, representing its pro-rata share of the uninvested net sales proceeds. As of December 31, 1997, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


5.       Investment in Joint Ventures - Continued:

         Wood-Ridge Real Estate Joint Venture, and the Partnership and affiliates, as tenants-in-common, own and lease six properties and one property, respectively, to operators of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at December 31:

                                                    1997          1996
                                                 ----------    ----------

                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation                 $5,563,722    $5,178,396
                  Cash                               10,890           781
                  Restricted cash                        -        595,426
                  Receivables                         5,923        15,200
                  Accrued rental income              74,001        11,971
                  Other assets                        1,078        15,263
                  Liabilities                        18,195        33,238
                  Partners' capital               5,637,419     5,783,799
                  Revenues                          650,354       643,646
                  Gain on sale of land
                    and buildings                        -        261,106
                  Net income                        522,611       837,850


         The Partnership recognized income totalling $239,249, $392,862 and $280,606 for the years ended December 31, 1997, 1996 and 1995, respectively, from these entities.

6.       Allocations and Distributions:

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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


6.       Allocations and Distributions - Continued:

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

         During the years ended December 31, 1997, 1996 and 1995, the Partnership declared distributions to the limited partners of $3,200,000, $3,280,000 and $2,900,001, respectively. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


7.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                1997             1996              1995
                                                             ----------       ----------        -------
                  Net income for financial
                    reporting purposes                       $3,434,905       $3,585,059        $3,372,468

                  Depreciation for tax
                    reporting purposes in
                    excess of depreciation
                    for financial reporting
                    purposes                                   (160,007)        (160,007)         (139,941)

                  Direct financing leases
                    recorded as operating
                    leases for tax
                    reporting purposes                           87,508           77,834            65,572

                  Loss on sale of
                    land for financial
                    reporting purposes in
                    excess of loss for tax
                    reporting purposes                               -                -             71,023

                  Equity in earnings of joint
                    ventures for financial
                    reporting purposes in
                    excess of equity in
                    earnings of joint ventures
                    for tax reporting purposes                   23,823         (158,836)          (67,933)

                  Accrued rental income                        (431,079)        (431,654)         (429,233)

                  Rents paid in advance                         (50,331)          39,795           (10,044)

                  Other                                            (670)           2,127                -
                                                             ----------       ----------        ---------

                  Net income for federal
                    income tax purposes                      $2,904,149       $2,954,318        $2,861,912
                                                             ==========       ==========        ==========

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


8.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, served as president of CNL Fund Advisors, Inc. through October 1997. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1997, 1996 and 1995, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc.
         (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

         During the years ended December 31, 1997, 1996 and 1995, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay Affiliates a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliates. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Affiliates shall determine. The Partnership incurred management fees of $35,321, $35,126 and $34,213 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


8.       Related Party Transactions - Continued:

         During the years ended December 31, 1997, 1996 and 1995, Affiliates of the general partners provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $78,051, $87,265 and $87,894 for the years ended December 31, 1997,
         1996 and 1995, respectively, for such services.

         The due to related parties at December 31, 1997 and 1996, totalled $4,311 and $1,355, respectively.

9.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) for at least one of the years ended December 31:

                                                                 1997             1996              1995
                                                               --------         --------          ------
                  Checkers Drive-In
                    Restaurants, Inc.                          $716,905         $723,558          $731,967
                  Long John Silver's,
                    Inc.                                        710,325          714,804           721,162
                  Flagstar Enterprises,
                    Inc. and Quincy's
                    Restaurants, Inc.                           635,413          638,042           639,981
                  Golden Corral
                    Corporation                                 582,600          531,775           567,697
                  Foodmaker, Inc.                               417,426          417,426           417,426


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


9.       Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures) for at least one of the years ended December 31:

                                             1997       1996       1995
                                           --------   --------   ---------

                  Long John Silver's       $773,265   $777,743   $758,408
                  Checkers Drive-In
                    Restaurants             716,905    723,558    731,967
                  Golden Corral Family
                    Steakhouse
                    Restaurants             582,600    531,775    567,697
                  Hardee's                  543,889    546,037    547,539
                  Jack in the Box           417,426    417,426    417,426

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

         James M. Seneff, Jr., age 51, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., CNL Real Estate Advisors, Inc. and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 50, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and Chief Investment Officer, Vice Chairman of the Board of Directors, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisors, Inc. from the date of its inception through June 30, 1997 and served as President of CNL Fund Advisors, Inc. from the date of its inception through October 1997. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, as Secretary and Treasurer from February 1996 through December 1997, and since February 1996, served as Vice Chairman of the Board of Directors of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, served as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with
Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., was organized in 1980 under the laws of the State of Florida. CNL Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

         Curtis B. McWilliams, age 42, joined CNL Fund Advisors, Inc. in April 1997 and currently serves as President of CNL Fund Advisors, Inc. and as Executive Vice President of CNL American Properties Fund, Inc. In addition, Mr. McWilliams serves as Executive Vice President of CNL Group, Inc. and as President of CNL Financial Services, Inc. and certain other subsidiaries of CNL Group, Inc. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch. From January 1991 to August 1996, Mr. McWilliams was a managing director in the corporate banking group of Merrill Lynch's investment banking division. During this time, he was a senior relationship manager with Merrill Lynch and as such was responsible for a number of the firm's larger clients. From February 1990 to February 1993, he also served as co-head of one of the Industrial Banking Groups within Merrill Lynch's investment banking division and had administrative responsibility for a group of bankers and client relationships, including the firm's transportation group. From September 1996 to March 1997, Mr. McWilliams served as Chairman of Merrill Lynch's Private Advisory Services. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 39, is the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 49, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, served as a director and Secretary of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 300 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 39, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. In 1985, Ms. Wall became Vice President of CNL Securities Corp., in 1987, she became Senior Vice President and in July 1997, she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers, and corporate communications for CNL Group, Inc. and Affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 through 1997, as Vice President of Commercial Net Lease Realty, Inc. from 1992 through 1997, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 34, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 and as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business
Administration   from  Florida  State  University  and  is  a  certified  public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of February 28, 1998, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of February 28, 1998, the beneficial ownership interests of the General Partners in the Registrant.


                  Title of Class                 Name of Partner                     Percent of Class
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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1997, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
        -----------------------                   ---------------------                   -----------------------
Reimbursement to affiliates for          Operating expenses are reimbursed        Operating expenses incurred
operating expenses                       at the lower of cost or 90 percent       on behalf of the Partnership:
                                         of the prevailing rate at which          $78,821
                                         comparable services could have
                                         been obtained in the same                Accounting and administra-
                                         geographic area.  Affiliates of the      tive services:  $78,051
                                         General Partners from time to
                                         time incur certain operating
                                         expenses on behalf of the
                                         Partnership for which the
                                         Partnership reimburses the
                                         affiliates without interest.

Annual management fee to                 One percent of the sum of gross             $35,321
affiliates                               revenues from Properties wholly
                                         owned  by  the  Partnership   plus  the
                                         Partnership's  allocable share of gross
                                         revenues of joint ventures in which the
                                         Partnership  is  a   co-venturer.   The
                                         management  fee,  which will not exceed
                                         competitive    fees   for    comparable
                                         services in the same  geographic  area,
                                         may or may not be taken, in whole or in
                                         part  as  to  any  year,  in  the  sole
                                         discretion  of  the  affiliates  of the
                                         General Partners. All or any portion of
                                         the  management fee not taken as to any
                                         fiscal year shall be  deferred  without
                                         interest and may be taken in such other
                                         fiscal  year  as the  affiliates  shall
                                         determine.







==========================================================================================================================



==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
        -----------------------                   ---------------------                   -----------------------
Deferred, subordinated real estate       A deferred, subordinated real               $ - 0 -
disposition fee payable to               estate disposition fee, payable
affiliates                               upon sale of one or more
                                         Properties,  in an amount  equal to the
                                         lesser of (i) one-half of a competitive
                                         real estate  commission,  or (ii) three
                                         percent  of the  sales  price  of  such
                                         Property or Properties. Payment of such
                                         fee shall be made only if affiliates of
                                         the   General    Partners   provide   a
                                         substantial   amount  of   services  in
                                         connection  with the sale of a Property
                                         or Properties and shall be subordinated
                                         to  certain   minimum  returns  to  the
                                         Limited Partners.  However,  if the net
                                         sales  proceeds  are  reinvested  in  a
                                         replacement   Property,  no  such  real
                                         estate disposition fee will be incurred
                                         until such replacement Property is sold
                                         and  the   net   sales   proceeds   are
                                         distributed.

General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to one percent of
cash flow                                Partnership distributions of net
                                         cash flow, subordinated to certain
                                         minimum returns to the Limited
                                         Partners.

General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to five percent of
sales proceeds from a sale or            Partnership distributions of such
sales                                    net sales proceeds, subordinated to
                                         certain minimum returns to the
                                         Limited Partners.
==========================================================================================================================


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1997 and 1996

                  Statements of Income for the years ended December 31, 1997, 1996 and 1995

                  Statements of Partners' Capital for the years ended December 31, 1997, 1996 and 1995

                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  Notes to Financial Statements

         2.  Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1997

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

                  27       Financial Data Schedule (Filed herewith.)

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 1997 through December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 1998.

                                            CNL INCOME FUND XV, LTD.

                                            By:    CNL REALTY CORPORATION
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   ----------------------------
                                                   ROBERT A. BOURNE, President


                                            By:    ROBERT A. BOURNE
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   ---------------------------
                                                   ROBERT A. BOURNE


                                            By:    JAMES M. SENEFF, JR.
                                                   General Partner

                                                   /s/ James M. Seneff, Jr.
                                                   ----------------------------
                                                   JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

==========================================================================================================================
               Signature                                  Title                                    Date
/s/ Robert A. Bourne                     President, Treasurer and Director                    March 20, 1998
---------------------------------------  (Principal Financial and
Robert A. Bourne                         Accounting Officer)



/s/ James M. Seneff, Jr.                 Chief Executive Officer and                          March 20, 1998
---------------------------------------  Director (Principal Executive
James M. Seneff, Jr.                     Officer)

==========================================================================================================================

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



                                                                                                Costs Capitalized
                                                                                                     Subsequent
                                                                 Initial Cost                       To Acquisition
                                                                             Buildings
                                            Encum-                              and             Improve-      Carrying
                                           brances           Land           Improvements         ments         Costs
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Checkers Drive-In Restaurants:
      Englewood, Florida                        -         $   339,499         $       -        $       -        $   -
      Marietta, Georgia                         -             432,547                 -                -            -
      Norcross, Georgia                         -             405,256                 -                -            -
      Philadelphia, Pennsylvania                -             417,014                 -                -            -
      St. Petersburg, Florida                   -             557,206                 -                -            -
      Stratford, New Jersey                     -             309,370                 -                -            -
      Lake Mary, Florida                        -             614,471                 -                -            -
      Philadelphia, Pennsylvania                -             599,586                 -                -            -
      Winter Garden, Florida                    -             353,799                 -                -            -
      Chamblee, Georgia                         -             427,829                 -                -            -
      Largo, Florida                            -             407,211                 -                -            -
      Seminole, Florida                         -             423,116                 -                -            -
      Orlando, Florida                          -             604,920                 -                -            -
      Bradenton, Florida                        -             215,478                 -                -            -

    Denny's Restaurant:
      Huntsville, Texas                         -             349,266                 -                -            -

    East Side Mario's Restaurant:
      Mentor, Ohio                              -             520,557                 -                -            -

    Golden Corral Family
      Steakhouse Restaurants:
        Aberdeen, North Carolina                -             406,989                 -           849,648           -
        Norman, Oklahoma                        -             763,892                 -           939,205           -
        Augusta, Georgia                        -             766,891                 -         1,124,687           -

    Hardee's Restaurants:
      Olive Branch, Mississippi                 -             209,243                 -                -            -
      Columbia, South Carolina                  -             230,268            497,047               -            -
      Pawleys Island, South Carolina            -             307,911            593,997               -            -
      Cookeville, Tennessee                     -             216,335                 -                -            -
      Niceville, Florida                        -             310,511            480,398               -            -

    Jack in the Box Restaurants:
      Woodland Hills, California                -             617,887            406,122               -            -
      Redlands, California                      -             494,336            566,016               -            -
      Altadena, California                      -             501,099            272,441               -            -
      Port Arthur, Texas                        -             426,378            646,811               -            -

    Long John Silver's Restaurants:
      Medina, Ohio                              -             445,614                 -                -            -
      Lexington, Kentucky                       -             346,854                 -                -            -
      Jackson, Tennessee                        -             254,023                 -                -            -
      Lancaster, South Carolina                 -             221,251                 -                -            -
      Albuquerque, New Mexico                   -             210,008            311,622               -            -







                                                                                                                         Life
                                                                                                                       on Which
                  Gross Amount at Which Carried                                                                     Depreciation
                      at Close of Period (c)                                                                           in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------





       $   339,499           $       -         $   339,499              (d)               -            05/94            (d)
           432,547                   -             432,547              (d)               -            05/94            (d)
           405,256                   -             405,256              (d)               -            05/94            (d)
           417,014                   -             417,014              (d)               -            05/94            (d)
           557,206                   -             557,206              (d)               -            05/94            (d)
           309,370                   -             309,370              (d)               -            05/94            (d)
           614,471                   -             614,471              (d)               -            07/94            (d)
           599,586                   -             599,586              (d)               -            08/94            (d)
           353,799                   -             353,799              (d)               -            08/94            (d)
           427,829                   -             427,829              (d)               -            12/94            (d)
           407,211                   -             407,211              (d)               -            12/94            (d)
           423,116                   -             423,116              (d)               -            12/94            (d)
           604,920                   -             604,920              (d)               -            03/95            (d)
           215,478                   -             215,478              (d)               -            03/95            (d)


           349,266                   (e)           349,266              (f)             1994           05/94            (f)


           520,557                   (e)           520,557              (f)             1995           10/94            (f)



           406,989              849,648          1,256,637        $ 92,123              1994           06/94            (b)
           763,892              939,205          1,703,097          95,379              1994           08/94            (b)
           766,891            1,124,687          1,891,578         112,777              1994           09/94            (b)


           209,243                   (e)           209,243            (f)               1994           04/94            (f)
           230,268              497,047            727,315          61,756              1993           04/94            (b)
           307,911              593,997            901,908          72,717              1992           04/94            (b)
           216,335                   (e)           216,335            (f)               1992           04/94            (f)
           310,511              480,398            790,909          58,854              1993           04/94            (b)


           617,887              406,122          1,024,009          46,370              1988           07/94            (b)
           494,336              566,016          1,060,352          64,627              1988           07/94            (b)
           501,099              272,441            773,540          31,107              1976           07/94            (b)
           426,378              646,811          1,073,189          70,130              1994           09/94            (b)


           445,614                   (e)           445,614            (f)               1994            06/94           (f)
           346,854                   (e)           346,854            (f)               1994            06/94           (f)
           254,023                   (e)           254,023            (f)               1994            06/94           (f)
           221,251                   (e)           221,251            (f)               1994            07/94           (f)
           210,008              311,622            521,630          26,879              1976           05/95            (b)

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                                   Costs Capitalized
                                                                                                      Subsequent
                                                               Initial Cost                         To Acquisition
                                                                              Buildings
                                            Encum-                              and             Improve-      Carrying
                                           brances           Land           Improvements         ments         Costs
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
                                                          ===========         ==========       ==========       =====

Properties of Joint Venture in
  Which the Partnership has a
  50% Interest and has Invested
  in Under Operating Leases:

    Boston Market Restaurants:
      Murfreesboro, Tennessee                   -         $   398,313         $       -        $       -        $   -
      Matthews, North Carolina                  -             409,942            737,391               -            -
      Raleigh, North Carolina                   -             518,507            542,919               -            -
      Blaine, Minnesota                         -             253,934            531,509               -            -

    Golden Corral Family
      Steakhouse Restaurant:
        Paris, Texas                            -             303,420            708,112               -            -

    Taco Bell:
      Anniston, Alabama                         -             173,396            329,201               -            -
                                                          -----------         ----------       ----------       -----

                                                          $ 2,057,512         $2,849,132       $       -        $   -
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
                                                          ===========         ==========       ==========       =====






                                                                                                                         Life
                                                                                                                       on Which
                    Gross Amount at Which Carried                                                                    Depreciation
                        at Close of Period (c)                                                                        in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
          Land             Improvements           Total           Depreciation       struction       Acquired          Computed
       -----------         ------------        -----------        ------------       ---------       --------        ----------
           379,499                (e)             379,499            (f)               1994            07/94            (f)
           454,448                (e)             454,448            (f)               1995            07/94            (f)
           274,513                (e)             274,513            (f)               1994            07/94            (f)
           171,859                (e)             171,859            (f)               1994            07/94            (f)



           592,918              678,893          1,271,811          68,882              1994           12/94            (b)
       -----------           ----------        -----------        --------

       $15,579,852           $7,366,887        $22,946,739        $801,601
       ===========           ==========        ===========        ========







       $   398,313           $       -         $   398,313              (d)              -             10/96            (d)
           409,942              737,391          1,147,333        $ 30,225              1994           10/96            (b)
           518,507              542,919          1,061,426          22,254              1994           10/96            (b)
           253,934              531,509            785,443          21,786              1996           10/96            (b)



           303,420              708,112          1,011,532          29,186              1996           10/96            (b)


           173,396              329,201            502,597          10,720              1993           01/97            (b)
       -----------           ----------        -----------        --------

       $ 2,057,512           $2,849,132        $ 4,906,644        $114,171
       ===========           ==========        ===========        ========









       $   138,382           $  676,588        $   814,970        $ 43,721              1996           01/96            (b)
       ===========           ==========        ===========        ========

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                                  Costs Capitalized
                                                                                                       Subsequent
                                                                  Initial Cost                       To Acquisition
                                                                               Buildings
                                             Encum-                              and             Improve-      Carrying
                                            brances           Land           Improvements         ments         Costs
Properties the Partnership
  has Invested in Under
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


                (e)                  (e)                  (e)             (g)               1988            06/94         (g)

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



(a) Transactions in real estate and accumulated depreciation during 1997, 1996 and 1995 are summarized as follows:

                                                                                  Accumulated
                                                                 Cost             Depreciation
                    Properties the Partnership
                      has Invested in Under
                      Operating Leases:

                        Balance, December 31, 1994            $23,358,747          $ 69,300
                        Acquisitions                            1,319,806                -
                        Dispositions                             (870,824)               -
                        Reclassified to net invest-
                          ment in direct financing
                          leases                                 (860,990)               -
                        Depreciation expense                           -            241,175
                                                              -----------          --------

                        Balance, December 31, 1995             22,946,739           310,475
                        Depreciation expense                           -            245,563
                                                              -----------          --------

                        Balance, December 31, 1996             22,946,739           556,038
                        Depreciation expense                           -            245,563
                                                              -----------          --------

                        Balance, December 31, 1997            $22,946,739          $801,601
                                                              ===========          ========


                    Properties of Joint Venture in
                      Which the Partnership has a
                      50% Interest and has Invested
                      in Under Operating Leases:

                        Balance, December 31, 1994            $ 3,988,577          $  1,596
                        Acquisitions                              295,307                -
                        Reclassified to net invest-
                          ment in direct financing
                          leases                               (1,108,290)               -
                        Depreciation expense                           -             24,446
                                                              -----------          --------

                        Balance, December 31, 1995              3,175,594            26,042
                        Dispositions                           (3,175,594)          (43,711)
                        Acquisitions                            4,404,047                -
                        Depreciation expense                           -             37,122
                                                              -----------          --------

                        Balance, December 31, 1996              4,404,047            19,453
                        Acquisitions                              502,597                -
                        Depreciation expense                           -             94,718
                                                              -----------          --------

                        Balance, December 31, 1997            $ 4,906,644          $114,171
                                                              ===========          ========

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                             Accumulated
                                                               Cost          Depreciation
                    Property  Which the  Partnership
                      has a 15.02% Interest as
                      Tenants-in-common and has
                      Invested in Under an Operating
                      Lease:

                        Balance, December 31, 1995          $        -        $     -
                        Acquisition                             814,970             -
                        Depreciation expense                         -          21,168
                                                            -----------       --------

                        Balance, December 31, 1996              814,970         21,168
                        Depreciation expense                         -          22,553
                                                            -----------       --------

                        Balance, December 31, 1997          $   814,970       $ 43,721
                                                            ===========       ========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1997, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $32,521,622 and $4,678,838, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

        27        Financial Data Schedule (Filed herewith.)