Form 10-Q
period 1998-03-31
CNL INCOME FUND XV LTD
filed 1998-05-08
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                            ------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-26216


                            CNL Income Fund XV, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                        59-3198888
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street
Orlando, Florida                              32801
----------------------------            -----------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                      (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                    CONTENTS






Part I                                                              Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                               1

             Condensed Statements of Income                         2

             Condensed Statements of Partners' Capital              3

             Condensed Statements of Cash Flows                     4

             Notes to Condensed Financial Statements                5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                  6-7


Part II

  Other Information                                                 8

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                 March 31,       December 31,
            ASSETS                                 1998              1997
                                                -----------      ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $862,991 and
  $801,601                                      $22,083,748     $22,145,138
Net investment in direct
  financing leases                                9,240,776       9,264,307
Investment in joint ventures                      2,554,758       2,561,816
Cash and cash equivalents                         1,802,532       1,614,708
Receivables                                           1,539          26,888
Prepaid expenses                                     10,418           7,633
Organization costs, less
  accumulated amortization
  of $8,048 and $7,548                                1,952           2,452
Accrued rental income                             1,530,551       1,422,781
                                                -----------     -----------

                                                $37,226,274     $37,045,723
                                                ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $     4,500     $     6,991
Escrowed real estate taxes
  payable                                             4,329           6,158
Distributions payable                             1,000,000         800,000
Due to related parties                               10,954           4,311
Rents paid in advance                               135,626           4,860
                                                -----------     -----------
    Total liabilities                             1,155,409         822,320

Partners' capital                                36,070,865      36,223,403
                                                -----------     -----------

                                                $37,226,274     $37,045,723
                                                ===========     ===========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                             Quarter Ended
                                                               March 31,
                                                         1998           1997
                                                      ----------     ----------

Revenues:
  Rental income from operating leases                 $  631,711     $  630,718
  Earned income from direct financing
    leases                                               263,229        265,835
  Interest and other income                               20,186         14,366
                                                      ----------     ----------
                                                         915,126        910,919
                                                      ----------     ----------

Expenses:
  General operating and administrative                    31,595         31,804
  Professional services                                    4,801          5,138
  Management fees to related parties                       8,770          8,724
  State and other taxes                                   20,143         19,960
  Depreciation and amortization                           62,100         62,069
                                                      ----------     ----------
                                                         127,409        127,695
                                                      ----------     ----------

Income Before Equity in Earnings of
  Joint Ventures                                         787,717        783,224

Equity in Earnings of Joint Ventures                      59,745         57,636
                                                      ----------     ----------

Net Income                                            $  847,462     $  840,860
                                                      ==========     ==========

Allocation of Net Income:
  General partners                                    $    8,475     $    8,409
  Limited partners                                       838,987        832,451
                                                      ----------     ----------

                                                      $  847,462     $  840,860
                                                      ==========     ==========


Net Income Per Limited Partner Unit                   $     0.21     $     0.21
                                                      ==========     ==========

Weighted Average Number of Limited
  Partner Units Outstanding                            4,000,000      4,000,000
                                                      ==========     ==========



            See accompanying notes to condensed financial statements

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                      Quarter Ended               Year Ended
                                        March 31,                December 31,
                                           1998                      1997
                                      -------------              -----------

General partners:
  Beginning balance                   $   117,411                 $    83,062
  Net income                                8,475                      34,349
                                      -----------                 -----------
                                          125,886                     117,411
                                      -----------                 -----------

Limited partners:
  Beginning balance                    36,105,992                  35,905,436
  Net income                              838,987                   3,400,556
  Distributions ($0.25 and
    $0.80 per limited partner
    unit, respectively)                (1,000,000)                 (3,200,000)
                                      -----------                 -----------
                                       35,944,979                  36,105,992
                                      -----------                 -----------

Total partners' capital               $36,070,865                 $36,223,403
                                      ===========                 ===========





            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                           Quarter Ended
                                                             March 31,
                                                      1998            1997
                                                   ----------      ----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                                   $  987,824      $  868,261
                                                   ----------      ----------

    Cash Flows from Investing
      Activities:
        Return of capital from
          joint venture                                    -           54,074
                                                   ----------      ----------
            Net cash provided by
              investing activities                         -           54,074
                                                   ----------      ----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                   (800,000)       (880,000)
                                                   ----------      ----------
            Net cash used in financing
              activities                             (800,000)       (880,000
                                                   ----------      ----------

Net Increase in Cash and Cash
  Equivalents                                         187,824          42,335

Cash and Cash Equivalents at
  Beginning of Quarter                              1,614,708       1,536,163
                                                   ----------      ----------

Cash and Cash Equivalents at
  End of Quarter                                   $1,802,532      $1,578,498
                                                   ==========      ==========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at end of quarter                     $1,000,000      $  800,000
                                                   ==========      ==========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XV, Ltd. (the "Partnership") for the year ended December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1998, the Partnership owned 49 Properties, including interests in six Properties owned by a joint venture in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $987,824 and $868,261 for the quarters ended March 31, 1998 and 1997, respectively. The increase in cash from operations for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1998, the Partnership had $1,802,532 invested in such short-term investments, as compared to $1,614,708 at December 31, 1997. The increase in cash and cash equivalents for the quarter ended March 31, 1998, is primarily attributable to an increase in rents paid in advance at March 31, 1998, as compared to December 31, 1997. The funds remaining at March 31, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $1,155,409 at March 31, 1998, from $822,320 at December 31, 1997, primarily as a result of the Partnership's accruing a special distribution of accumulated, excess operating reserves payable to the limited partners of $200,000 at March 31, 1998. The increase at March 31, 1998 was also partially a result of an increase in rents paid in advance at March 31, 1998, as compared to December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and for the quarter ended March 31, 1998, accumulated excess operating reserves, the Partnership declared distributions to the limited partners of $1,000,000 and $800,000 for the quarters ended March 31, 1998 and 1997, respectively. This represents distributions of $0.25 and $0.20 per unit for the quarters ended March 31, 1998 and 1997, respectively. No distributions were made to the general partners for the quarters ended March 31, 1998 and 1997. No amounts distributed to the limited partners for the quarters ended March 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During each of the quarters ended March 31, 1998 and 1997, the Partnership owned and leased 42 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $894,940 and $896,553, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties.

         For the quarters ended March 31, 1998 and 1997, the Partnership also owned and leased six Properties indirectly through one joint venture arrangement and one Property as tenants-in-common with affiliates of the general partners. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $59,745 and $57,636, respectively, attributable to net income earned by these joint ventures.

         Operating expenses, including depreciation and amortization expense, were $127,409 and $127,695 for the quarter ended March 31, 1998 and 1997, respectively.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of May, 1998.


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