Form 10-Q
period 1998-06-30
CNL INCOME FUND XV LTD
filed 1998-08-12
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                             -----------------------

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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                          June 30,              December 31,
            ASSETS                          1998                    1997
                                        -----------             --------

Land and buildings on operating
  leases, less accumulated
  depreciation of $924,382 and
  $801,601                              $22,022,357            $22,145,138
Net investment in direct
  financing leases                        9,216,563              9,264,307
Investment in joint ventures              2,758,074              2,561,816
Cash and cash equivalents                 1,317,627              1,614,708
Receivables, less allowance for
  doubtful accounts of $25,566
  in 1998                                        -                  26,888
Prepaid expenses                             16,922                  7,633
Organization costs, less
  accumulated amortization
  of $8,548 and $7,548                        1,452                  2,452
Accrued rental income                     1,366,893              1,422,781
                                        -----------            -----------

                                        $36,699,888            $37,045,723
                                        ===========            ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                        $     8,959            $     6,991
Accrued and escrowed real estate
  taxes payable                               3,757                  6,158
Distributions payable                       800,000                800,000
Due to related parties                        4,550                  4,311
Rents paid in advance                        59,247                  4,860
                                        -----------            -----------
    Total liabilities                       876,513                822,320

Partners' capital                        35,823,375             36,223,403
                                        -----------            -----------

                                        $36,699,888            $37,045,723
                                        ===========            ===========

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                       Six Months Ended
                                                               June 30,                            June 30,
                                                     1998             1997               1998              1997
                                                  ----------       ----------         ----------        -------
Revenues:
  Rental income from
    operating leases                              $  618,834       $  631,815         $1,250,545        $1,262,533
  Adjustments to accrued
    rental income                                   (265,192)              -            (265,192)               -
  Earned income from direct
    financing leases                                 243,835          265,213            507,064           531,048
  Interest and other income                           19,451           15,695             39,637            30,061
                                                  ----------       ----------         ----------        ----------
                                                     616,928          912,723          1,532,054         1,823,642
                                                  ----------       ----------         ----------        ----------

Expenses:
  General operating and
    administrative                                    35,368           37,987             66,963            69,791
  Professional services                                8,708            4,974             13,509            10,112
  Management fees to
    related parties                                    8,525            8,741             17,295            17,465
  Real estate taxes                                    2,646               -               2,646                -
  State and other taxes                                7,620            6,049             27,763            26,009
  Depreciation and
    amortization                                      62,100           62,080            124,200           124,149
                                                  ----------       ----------         ----------        ----------
                                                     124,967          119,831            252,376           247,526
                                                  ----------       ----------         ----------        ----------

Income Before Equity in
  Earnings of Joint
  Ventures                                           491,961          792,892          1,279,678         1,576,116

Equity in Earnings of
  Joint Ventures                                      60,549           59,675            120,294           117,311
                                                  ----------       ----------         ----------        ----------

Net Income                                        $  552,510       $  852,567         $1,399,972        $1,693,427
                                                  ==========       ==========         ==========        ==========

Allocation of Net Income:
  General partners                                $    5,525       $    8,525         $   14,000        $   16,934
  Limited partners                                   546,985          844,042          1,385,972         1,676,493
                                                  ----------       ----------         ----------        ----------

                                                  $  552,510       $  852,567         $1,399,972        $1,693,427
                                                  ==========       ==========         ==========        ==========

Net Income Per Limited
  Partner Unit                                    $     0.14       $     0.21         $     0.35        $     0.42
                                                  ==========       ==========         ==========        ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                4,000,000        4,000,000          4,000,000         4,000,000
                                                  ==========       ==========         ==========        ==========



            See accompanying notes to condensed financial statements

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                 Six Months Ended               Year Ended
                                     June 30,                  December 31,
                                       1998                        1997
                                 ----------------              ------------

General partners:
  Beginning balance               $   117,411                   $    83,062
  Net income                           14,000                        34,349
                                  -----------                   -----------
                                      131,411                       117,411
                                  -----------                   -----------

Limited partners:
  Beginning balance                36,105,992                    35,905,436
  Net income                        1,385,972                     3,400,556
  Distributions ($0.45 and
    $0.80 per limited partner
    unit, respectively)            (1,800,000)                   (3,200,000)
                                  -----------                   -----------
                                   35,691,964                    36,105,992
                                  -----------                   -----------

Total partners' capital           $35,823,375                   $36,223,403
                                  ===========                   ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                          Six Months Ended
                                                             June 30,
                                                     1998             1997
                                                 -----------       -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Net Cash Provided by Operating
      Activities                                 $ 1,710,905       $ 1,673,623
                                                 -----------       -----------

    Cash Flows from Investing
      Activities:
        Investment in joint venture                 (207,986)               -
        Return of capital from
          joint venture                                   -             51,950
                                                 -----------       -----------
            Net cash provided by
              (used in) investing
              activities                            (207,986)           51,950
                                                 -----------       -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                (1,800,000)       (1,680,000)
                                                 -----------       -----------
            Net cash used in financing
              activities                          (1,800,000)       (1,680,000)
                                                 -----------       -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                              (297,081)           45,573

Cash and Cash Equivalents at
  Beginning of Period                              1,614,708         1,536,163
                                                 -----------       -----------

Cash and Cash Equivalents at
  End of Period                                  $ 1,317,627       $ 1,581,736
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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XV, Ltd. (the "Partnership") for the year ended December 31, 1997.

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position of results of operations.

2.       Investment in Joint Ventures:

         In June 1998, the Partnership acquired a 14.93% interest in a property in Fort Myers, Florida, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investments are included in investment in joint ventures.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


2.       Investment in Joint Ventures - Continued:

         Wood-Ridge Real Estate Joint Venture and the Partnership and affiliates as tenants-in-common in two separate tenancy-in-common arrangements, own and lease six properties and one property, respectively, to operators of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                    June 30,     December 31,
                                                      1998           1997
                  Land and buildings on
                    operating leases, less
                    accumulated depreciation       $6,120,125      $5,563,722
                  Net investment in direct
                    financing lease                   831,390              -
                  Cash                                  7,840          10,890
                  Receivables                              -            5,923
                  Accrued rental income               103,200          74,001
                  Other assets                          1,289           1,078
                  Liabilities                           8,385          18,195
                  Partners' capital                 7,055,459       5,637,419
                  Revenues                            330,722         650,354
                  Net income                          267,123         522,611

         The Partnership recognized income totalling $120,294 and $117,311 for the six months ended June 30, 1998 and 1997, respectively, from these joint ventures, $60,549 and $59,675 of which was earned during the quarters ended June 30, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1998, the Partnership owned 50 Properties, including interests in six Properties owned by a joint venture in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,710,905 and $1,673,623 for the six months ended June 30, 1998 and 1997, respectively. The increase in cash from operations for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1998.

         In June 1998, the Partnership acquired a Property in Fort Myers, Florida with an affiliate of the general partners as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of June 30, 1998, the Partnership owned a 14.93% interest in the Property.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1998, the Partnership had $1,317,627 invested in such short-term investments, as compared to $1,614,708 at December 31, 1997. The decrease in cash and cash equivalents for the six months ended June 30, 1998, is primarily attributable to the acquisition of a Property as tenants-in-common with an affiliate of the general partners, as described above. The funds remaining at June 30, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $876,513 at June 30, 1998, from $822,320 at December 31, 1997, primarily as a result of an increase in rents paid in advance at June 30, 1998, as compared to December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and for the six months ended June 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to the limited partners of $1,800,000 and $1,600,000 for the six months ended June 30, 1998 and 1997, respectively ($800,000 for each of the quarters ended June 30, 1998 and 1997). This represents distributions of $0.45 and $0.40 per unit for the six months ended June 30, 1998 and 1997, respectively ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1998 and 1997. No amounts distributed to the limited partners for the six months ended June 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During each of the six months ended June 30, 1998 and 1997, the Partnership owned and leased 42 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $1,492,417 and $1,793,581, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $597,477 and $897,028 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The decrease in rental and earned income during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, is primarily attributable to the fact that in June 1998, the tenant of the Properties in Lexington and Gastonia, North Carolina; Medina, Ohio and Lancaster, South Carolina filed for bankruptcy and rejected the leases relating to these Properties. As a result, during the quarter and six months ended June 30, 1998, the Partnership wrote off approximately $265,200 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). The Partnership also established an allowance for doubtful accounts during the quarter and six months ended June 30, 1998, of approximately $25,600 for rental and earned income amounts due from this tenant due to the fact that collection of such amounts is questionable. The general partners are currently seeking either replacement tenants or purchasers for these Properties. The Partnership will not recognize rental and earned income from these Properties until replacement tenants or purchasers for these Properties are located.


         For the six months ended June 30, 1997, the Partnership also owned and leased six Properties indirectly through one joint venture arrangement and one Property as tenants-in-common with affiliates of the general partners. For the six months ended June 30, 1998, the Partnership also owned an additional Property, held as tenants-in-common with an affiliate of the general partners. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $120,294 and $117,311, respectively, attributable to net income earned by these joint ventures, $60,549 and $59,675 of which was earned during the quarters ended June 30, 1998 and 1997, respectively.

         Operating expenses, including depreciation and amortization expense, were $252,376 and $247,526 for the six months ended June 30, 1998 and 1997, respectively, $124,967 and $119,831 of which were incurred for the quarters ended June 30, 1998 and 1997, respectively.

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of August, 1998.


                            CNL INCOME FUND XV, LTD.

                            By: CNL REALTY CORPORATION
                                General Partner


                                By:  /s/ James M. Seneff, Jr.
                                     ---------------------------------
                                         JAMES M. SENEFF, JR.
                                         Chief Executive Officer
                                         (Principal Executive Officer)


                                By:  /s/ Robert A. Bourne
                                     ---------------------------------
                                         ROBERT A. BOURNE
                                         President and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)