Form 10-Q
period 1998-09-30
CNL INCOME FUND XV LTD
filed 1998-11-12
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
             -------------------------------------------------------


                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
               --------------------------------------------------


                             Commission file number
                                     0-26216
                          ----------------------------


                            CNL Income Fund XV, Ltd.
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Florida                          59-3198888
       (State of other jurisdiction            (I.R.S. Employer
    of incorporation or organization)         Identification No.)


           400 E. South Street
             Orlando, Florida                        32801
 (Address of principal executive offices)         (Zip Code)


        Registrant's telephone number
        (including area code)                    (407) 650-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    CONTENTS




Part I                                                           Page

    Item 1.  Financial Statements:

       Condensed Balance Sheets                                  1

       Condensed Statements of Income                            2

       Condensed Statements of Partners' Capital                 3

       Condensed Statements of Cash Flows                        4

       Notes to Condensed Financial Statements                   5-6

    Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                          7-11


Part II

    Other Information                                            12

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             September 30,            December 31,
                                                                                  1998                    1997
                                                                            -----------------       ------------------
                        ASSETS

Land and buildings on operating leases, less
    accumulated depreciation of $1,004,141
    and $801,601                                                                 $23,531,327             $22,145,138
Net investment in direct financing leases                                          7,609,576               9,264,307
Investment in joint ventures                                                       2,743,255               2,561,816
Cash and cash equivalents                                                          1,222,529               1,614,708
Receivables, less allowance for doubtful
    accounts of $7,434 in 1998                                                            --                  26,888
Prepaid expenses                                                                      20,315                   7,633
Organization costs, less accumulated
    amortization of $9,049 and $7,548                                                    951                   2,452
Accrued rental income                                                              1,474,597               1,422,781
                                                                            -----------------       -----------------

                                                                                 $36,602,550             $37,045,723
                                                                            =================       =================


                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                             $         1,078         $         6,991
Accrued and escrowed real estate
    taxes payable                                                                     31,820                   6,158
Distributions payable                                                                800,000                 800,000
Due to related parties                                                                 5,049                   4,311
Rents paid in advance and deposits                                                        --                   4,860
                                                                            -----------------       -----------------
       Total liabilities                                                             837,947                 822,320

Partners' capital                                                                 35,764,603              36,223,403
                                                                            -----------------       -----------------

                                                                                 $36,602,550             $37,045,723
                                                                            =================       =================


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                          Quarter Ended                      Nine Months Ended
                                                          September 30,                        September 30,
                                                     1998               1997              1998              1997
                                                  ------------      -------------      ------------      ------------
Revenues:
    Rental income from operating
       leases                                     $   613,294        $   631,816        $1,849,278       $1,894,349
    Adjustments to accrued rental income                   --                 --          (250,631 )             --
    Earned income from direct financing
       leases                                         219,480            264,571           726,544          795,619
    Interest and other income                          12,045             15,534            51,682           45,595
                                                  ------------      -------------      ------------      -----------
                                                      844,819            911,921         2,376,873        2,735,563
                                                  ------------      -------------      ------------      -----------
Expenses:
    General operating and
       administrative                                  40,231             31,490           107,194          101,281
    Professional services                               5,358              5,077            18,867           15,189
    Management fees to related parties                  8,180              8,847            25,475           26,312
    Real estate taxes                                  28,562                 --            31,208               --
    State and other taxes                                  --                 --            27,763           26,009
    Depreciation and amortization                      80,468             62,099           204,668          186,248
                                                  ------------      -------------      ------------      -----------
                                                      162,799            107,513           415,175          355,039
                                                  ------------      -------------      ------------      -----------

Income Before Equity in Earnings
    of Joint Ventures                                 682,020            804,408         1,961,698        2,380,524

Equity in Earnings of Joint Ventures                   59,208             60,424           179,502          177,735
                                                  ------------      -------------      ------------      -----------

Net Income                                         $  741,228        $   864,832        $2,141,200       $2,558,259
                                                  ============      =============      ============      ===========

Allocation of Net Income:
    General partners                               $    7,412        $     8,649        $   21,412       $   25,583
    Limited partners                                  733,816            856,183         2,119,788        2,532,676
                                                  ------------      -------------      ------------      -----------

                                                   $  741,228        $   864,832        $2,141,200       $2,558,259
                                                  ============      =============      ============      ===========

Net Income Per Limited Partner Unit                $     0.18        $      0.21        $     0.53       $     0.63
                                                  ============      =============      ============      ===========

Weighted Average Number of Limited
    Partner Units Outstanding                       4,000,000          4,000,000         4,000,000        4,000,000
                                                  ============      =============      ============      ===========




                 See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                                   Nine Months Ended              Year Ended
                                                                     September 30,               December 31,
                                                                         1998                        1997
                                                              ----------------------------     ------------------
  General partners:
      Beginning balance                                              $     117,411              $       83,062
      Net income                                                            21,412                      34,349
                                                                   ----------------             ---------------
                                                                           138,823                     117,411
                                                                   ----------------             ---------------
  Limited partners:
      Beginning balance                                                 36,105,992                  35,905,436
      Net income                                                         2,119,788                   3,400,556
      Distributions ($0.65 and
         $0.80 per limited partner
         unit, respectively)                                            (2,600,000 )                (3,200,000 )
                                                                   ----------------             ---------------
                                                                        35,625,780                  36,105,992
                                                                   ----------------             ---------------

  Total partners' capital                                              $35,764,603                 $36,223,403
                                                                   ================             ===============

                 See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                                September 30,
                                                                         1998                    1997
                                                                    ---------------         ---------------
Increase (Decrease) in Cash and Cash
   Equivalents:

      Net Cash Provided by Operating Activities                       $  2,415,807            $  2,550,613
                                                                   ----------------         ---------------

      Cash Flows from Investing Activities:
         Investment in joint ventures                                     (207,986 )                     --
         Return of capital from joint venture                                    --                  51,950
                                                                   ----------------         ---------------
                Net cash provided by (used in)
                   investing activities                                   (207,986 )                51,950
                                                                   ----------------         ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                              (2,600,000 )            (2,480,000 )
                                                                   ----------------         ---------------
                Net cash used in financing
                   activities                                           (2,600,000 )            (2,480,000 )
                                                                   ----------------         ---------------

Net Increase (Decrease) in Cash and Cash                                  (392,179 )               122,563
   Equivalents

Cash and Cash Equivalents at Beginning
   of Period                                                             1,614,708               1,536,163
                                                                   ----------------         ---------------

Cash and Cash Equivalents at End of
   Period                                                             $  1,222,529            $  1,658,726
                                                                   ================         ===============

Supplemental Schedule of Non-Cash Investing and Financing Activities

      Net investment in direct financing
         lease reclassified to land and
         building on operating leases as
         a result of lease termination                                $  1,588,729            $         --
                                                                   ================         ===============

      Distributions declared and unpaid at end of
         period                                                      $     800,000            $    800,000
                                                                   ================         ===============


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XV, Ltd. (the "Partnership") for the year ended December 31, 1997.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

2.        Net Investment in Direct Financing Leases:

         During the nine months ended September 30, 1998, four of the Partnership's leases with Long John Silver's, Inc. were rejected in connection with the tenant filing for bankruptcy. As a result, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. In accordance with the Statement of Financial Accounting Standards #13, "Accounting for Leases," the Partnership recorded the reclassified assets at the lower of original cost, present fair value, or present carrying amount. No losses on the termination of direct financing leases were recorded for financial reporting purposes.

3.       Investment in Joint Ventures:

         In June 1998, the Partnership acquired a 14.93% interest in a property in Fort Myers, Florida, as tenants-in-common with an affiliate of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investments are included in investment in joint ventures.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


3.       Investment in Joint Ventures - Continued:

         Wood-Ridge Real Estate Joint Venture and the Partnership and affiliates as tenants-in-common in two separate tenancy-in-common arrangements, own and lease six properties and one property, respectively, to operators of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                                           September 30,           December 31,
                                                                               1998                    1997
                                                                         ------------------     -------------------
                     Land and buildings on operating
                         leases, less accumulated
                         depreciation                                          $6,094,108             $5,563,722
                     Net investment in direct financing
                         lease                                                    829,116                     --
                     Cash                                                           8,207                 10,890
                     Receivables                                                       --                  5,923
                     Accrued rental income                                        117,515                 74,001
                     Other assets                                                     955                  1,078
                     Liabilities                                                   24,817                 18,195
                     Partners' capital                                          7,025,084              5,637,419
                     Revenues                                                     534,294                650,354
                     Net income                                                   425,472                522,611

         The Partnership recognized income totaling $179,502 and $177,735 for the nine months ended September 30, 1998 and 1997, respectively, from these joint ventures, $59,208 and $60,424 of which was earned during the quarters ended September 30, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1998, the Partnership owned 50 Properties, including interests in six Properties owned by a joint venture in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,415,807 and $2,550,613 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in cash from operations for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is primarily a result of changes in income and expenses as described below in "Results of Operations" and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1998.

         In June 1998, the Partnership acquired a Property in Fort Myers, Florida with an affiliate of the general partners as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of September 30, 1998, the Partnership owned a 14.93% interest in the Property.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1998, the Partnership had $1,222,529 invested in such short-term investments, as compared to $1,614,708 at December 31, 1997. The decrease in cash and cash equivalents for the nine months ended September 30, 1998, is primarily attributable to the acquisition of a Property as tenants-in-common with an affiliate of the general partners, as described above. The funds remaining at September 30, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $837,947 at September 30, 1998, from $822,320 at December 31, 1997, primarily as a result of the Partnership accruing real estate taxes in connection with certain Long John Silver's Properties, as described below in "Results of Operations." The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, and for the nine months ended September 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to the limited partners of $2,600,000 and $2,400,000 for the nine months ended September 30, 1998 and 1997, respectively ($800,000 for each of the quarters ended September 30, 1998 and 1997). This represents distributions of $0.65 and $0.60 per unit for the nine months ended September 30, 1998 and 1997, respectively ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1998 and 1997. No amounts distributed to the limited partners for the nine months ended September 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The general partners have been informed by CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, that it intends to significantly increase its asset base by proposing to acquire affiliates of the general partners which have similar restaurant property portfolios, including the Partnership. APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Accordingly, the general partners anticipate that APF will make an offer to acquire the Partnership in exchange for securities of APF. The general partners have recently retained financial and legal advisors to assist them in evaluating and negotiating any offer that may be proposed by APF. However, at this time, APF has made no such offer. In the event that an offer is made, the general partners will evaluate it and if the general partners believe that the offer is worth pursuing, the general partners will promptly inform the limited partners. Any agreement to sell the Partnership would be subject to the approval of the limited partners in accordance with the terms of the partnership agreement.

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

Results of Operations

         During each of the nine months ended September 30, 1998 and 1997, the Partnership owned and leased 42 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $2,325,191 and $2,689,968, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $832,774 and $896,387 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The decrease in rental and earned income during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is primarily attributable to the fact that, in June 1998, the Partnership stopped receiving rental income from the tenant, Long John Silver's, Inc., which filed for bankruptcy and rejected the leases relating to four Properties. As a result, during the nine months ended September 30, 1998, the Partnership wrote off approximately $250,600 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). The general partners are currently seeking either new tenants or purchasers for these Properties. The Partnership will not recognize rental and earned income from these Properties until new tenants for these Properties are located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties.

         For the nine months ended September 30, 1997 and 1998, the Partnership also owned and leased six Properties indirectly through one joint venture arrangement and one Property as tenants-in-common with affiliates of the general partners. For the nine months ended September 30, 1998, the Partnership also owned an additional Property, held as tenants-in-common with an affiliate of the general partners. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $179,502 and $177,735, respectively, attributable to net income earned by these joint ventures, $59,208 and $60,424 of which was earned during the quarters ended September 30, 1998 and 1997, respectively.

         Operating expenses, including depreciation and amortization expense, were $415,175 and $355,039 for the nine months ended September 30, 1998 and 1997, respectively, $162,799 and $107,513 of which were incurred for the quarters ended September 30, 1998 and 1997, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is partially attributable to the fact that the Partnership accrued insurance and real estate taxes as a result of Long John Silver's, Inc. filing for bankruptcy and rejecting the leases relating to four Properties, in June 1998. In addition, the increase in operating expenses during the quarter and nine months ended September 30, 1998, is partially attributable to an increase in depreciation expense due to the fact that during the quarter and nine months ended September 30, 1998, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. The Partnership will continue to incur certain expenses, such as real estate taxes, insurance, and maintenance relating to these Properties with rejected leases until replacement tenants or purchasers are located. The Partnership is currently seeking either replacement tenants or purchasers for these Properties with rejected leases.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

         The Year 2000 problem is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000.

         The Partnership does not have any information technology systems. Affiliates of the general partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's properties is the responsibility of the tenants of the properties in accordance with the terms of the Partnership's leases. The general partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the general partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the general partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the general partners and affiliates have requested and are evaluating documentation from the suppliers of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The costs expected to be incurred by the general partners and affiliates to become Year 2000 compliant will be incurred by the general partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

         The Partnership has material third party relationships with its tenants, financial institutions and transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Partnership because of the Year 2000 deficiencies, such a failure may have a material impact on the Partnership. Accordingly, the general partners have requested and are evaluating documentation from the Partnership's tenants, financial institutions, and transfer agent relating to their Year 2000 compliance plans. At this time, the general partners have not yet received sufficient certifications to be assured that the tenants, financial institutions, and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the general partners do not, at this time, know of the potential costs to the Partnership of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

         The general partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the general partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the general partners and affiliates are still evaluating the status of the systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the general partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. As the general partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the general partners will develop appropriate contingency plans.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

                      Inapplicable.

Item 5.          Other Information.  Inapplicable.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)  Exhibits - None.

                 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DATED this 11th day of November, 1998.


                        CNL INCOME FUND XV, LTD.

                        By:  CNL REALTY CORPORATION
                              General Partner


                                    By: /s/ James M. Seneff, Jr.
                                        -----------------------------
                                        JAMES M. SENEFF, JR.
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                                    By:  /s/ Robert A. Bourne
                                         ---------------------------
                                         ROBERT A. BOURNE
                                         President and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)