Form 10-K405
period 1998-12-31
CNL INCOME FUND XV LTD
filed 1999-03-31
CIK 913057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________


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

       Registrant's telephone number, including area code: (407) 650-1000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes X     No
                                      -----     -----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 4,000,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,200,000 and were used to acquire 45 Properties, including 15 Properties consisting of only land and two Properties owned by a joint venture in which the Partnership is a co-venturer, to pay acquisition fees totalling $2,200,000 to an affiliate of the General Partners and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the tenant of two Checkers Properties in Knoxville, Tennessee, and one Checkers Property in Leavenworth, Kansas, which consisted of land only, exercised its option in accordance with the lease agreements to substitute other Properties for these three Properties. The Partnership sold the two Properties in Knoxville, Tennessee, and the Property in Leavenworth, Kansas, and used the net sales proceeds to acquire two Checkers Properties, consisting of land only, located in Orlando and Bradenton, Florida. During the year ended December 31, 1996, the Partnership acquired a Property in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. In addition, during the year ended December 31, 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its two Properties to the tenant. The joint venture reinvested the majority of the net sales proceeds in four Boston Market Properties (one of which consisted of only land) and one Golden Corral Property. During the year ended December 31, 1997, Wood-Ridge Real Estate Joint Venture reinvested the remaining proceeds from the sales of the two Properties in 1996, in a Taco Bell Property in Anniston, Alabama. In addition, during the year ended December 31, 1998, the Partnership acquired a Property in Fort Myers, Florida, with an affiliate of the General Partners as tenants-in-common. As a result of the above transactions, as of December 31, 1998, the Partnership owned 50 Properties, including 14 wholly owned Properties consisting of only land, six Properties owned by a joint venture in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common. The lessee of the 14 wholly owned Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the leases, to remove the buildings from the land at the end of the lease terms. The Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. See Item 8.
Financial Statements and Supplementary Data -- Note 10. Subsequent Events.

         In the event that the Limited Partners vote against the Merger, the Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint venture in which the Partnership is a co-venturer and the Properties owned with affiliates as tenants-in-common, provide for initial terms ranging from 15 to 20 years (the average being 19 years) and expire between 2009 and 2018. Generally, the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $22,500 to $190,600. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth or ninth lease year), the annual base rent required under the terms of the lease will increase.

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

         In June and October 1998 and January 1999, three tenants, Long John Silvers, Inc., Finest Foodservice, LLP, and B.C. Superior, LLC, respectively, filed for bankruptcy and rejected the leases relating to six of their ten leases (including two Properties held by Wood-Ridge Real Estate Joint Venture) and ceased making rental payments to the Partnership relating to those leases that were rejected. The Partnership will not recognize rental and earned income from these six Properties until new tenants for these Properties are located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. As of March 11, 1999, the Partnership has continued receiving rental payments on the Properties that have not been rejected. While Long John Silver's has not rejected or affirmed their remaining four leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the six leases that were rejected, as described above, and the possible rejection of the remaining four leases could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner. In February 1999, the Partnership entered into a new lease for one of the two Boston Market Properties with a new tenant. The lease terms for this Property are substantially the same as the Partnership's other leases as described above. The General Partners are currently seeking either new tenants or purchasers for the remaining five Properties.

Major Tenants

         During 1998, five lessees of the Partnership, Flagstar Enterprises, Inc., Checkers Drive-In Restaurants, Inc., Long John Silver's, Inc., Foodmaker, Inc., and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from six Properties owned by a joint venture and two Properties owned with affiliates as tenants-in-common). As of December 31, 1998, Flagstar Enterprises, Inc. was the lessee under leases relating to eight restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 14 restaurants, Long John Silver's, Inc. was the lessee under leases relating to four restaurants (excluding four restaurants for which Long John Silver's rejected the leases as a result of filing for bankruptcy as described above), Foodmaker, Inc. was the lessee under leases relating to four restaurants and Golden Corral Corporation was the lessee under leases relating to five restaurants.  It is  anticipated  that,  based on the  minimum  rental  payments required by the leases, Flagstar Enterprises, Inc., Checkers Drive-In Restaurants, Inc., Foodmaker, Inc., and Golden Corral Corporation each will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, five Restaurant Chains, Hardee's, Checkers Drive-In Restaurants, Long John Silver's, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income during 1998 (including the
Partnership's share of rental income from six Properties owned by a joint venture and two Properties owned with affiliates as tenants-in-common). In 1999, it is anticipated that Hardee's, Checkers Drive-In Restaurants, Golden Corral, and Jack in the Box each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner, as described above. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

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

         In January 1996, the Partnership entered into an agreement to hold a Golden Corral Property as tenants-in-common with affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 16 percent interest in this Property.

         In June 1998, the Partnership entered into an agreement to hold a Bennigan's Property as tenants-in-common with an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 15 percent interest in this Property.

Certain Management Services

         CNL Fund Advisors, Inc., an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL Fund Advisors, Inc. is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Fund Advisors, Inc. also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay CNL Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

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


Item 2.  Properties

         As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 50 Properties, located in 18 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1998 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Flagstar Corporation leases seven Hardee's restaurants. The initial term of each lease is 20 years (expiring between 2013 and 2014) and the average minimum base annual rent is approximately $73,800 (ranging from approximately $62,900 to $87,800).

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

         Long John Silver's, Inc. leases four Long John Silver's restaurants (excluding four other Properties which were rejected by this tenant as described above in Item 1. Business -- Leases) with an initial term of 20 years (expiring in 2014) and the average minimum base annual rent is approximately $74,400 (ranging from approximately $60,400 to $92,900).

         Foodmaker, Inc. leases four Jack in the Box restaurants. The initial term of each lease is 18 years (expiring in 2012) and the average minimum base annual rent is approximately $91,100 (ranging from approximately $71,000 to $102,200).

         In addition, Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2009 and 2011) and the average minimum base annual rent is approximately $136,900 (ranging from approximately $88,000 to $190,600).

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



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 11, 1999, there were 2,705 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 1998, the price paid for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1998 and 1997 other than pursuant to the Plan, net of commissions.


                                              1998 (1)                                    1997 (1)
                                  ----------------------------------       ----------------------------------------
                                   High         Low        Average           High           Low          Average
                                  --------    --------    ----------       ----------    ----------    ------------
   First Quarter                  $ 9.50       $ 8.01        $ 8.44           $10.00        $ 8.30          $ 9.37
   Second Quarter                     (2)         (2)           (2)             9.98          8.50            8.99
   Third Quarter                     9.00        6.10          8.03            10.00          8.07            8.91
   Fourth Quarter                    9.50        7.17          8.47             9.50          8.17            9.14


(1) A total of 26,755 and 26,053 Units were transferred other than pursuant to the Plan for the years ended December 31, 1998 and 1997.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1998 and 1997, the Partnership declared cash distributions of $3,400,000 and $3,200,000, respectively, to the Limited Partners. During the quarter ended March 31, 1998, the Partnership declared a special distribution to the Limited Partners of $200,000 which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

          Quarter Ended                     1998              1997
          -------------
                                         ------------      ------------

          March 31                        $1,000,000         $ 800,000
          June 30                            800,000           800,000
          September 30                       800,000           800,000
          December 31                        800,000           800,000

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.


Item 6.  Selected Financial Data


                                             1998           1997           1996           1995            1994
                                         -------------- -------------- -------------  --------------  -------------
Year ended December 31:
     Revenues (1)                           $3,471,040    $3,908,014     $4,068,610      $3,914,985     $1,319,692
     Net income (2)                          2,642,497     3,434,905      3,585,059       3,372,468      1,185,918
     Cash distributions declared (4)         3,400,000     3,200,000      3,280,000       2,900,001      1,185,946
     Net income per Unit (2) (3)                  0.65          0.85           0.89            0.83           0.41
     Cash distributions declared
         per Unit (3)                             0.85          0.80           0.82            0.73           0.41

At December 31:
     Total assets                          $36,359,054   $37,045,723    $36,936,678     $36,516,732    $37,058,475
     Partners' capital                     $35,465,900   $36,223,403    $35,988,498     $35,683,439    $35,210,972



(1)      Revenues   include   equity  in  earnings  of  the  joint  venture  and
         adjustments to accrued rental income due to Long John Silver's, Inc. filing for bankruptcy and rejecting four of the Partnership's leases.

(2) Net income for the year ended December 31, 1995, includes $71,023 from loss on sale of land. Net income for the year ended December 31, 1998 includes $280,907 from provision for loss on land and buildings.

(3)      Based  on  the  weighted   average  number  of  Limited  Partner  Units
         outstanding during the years ended December 31, 1998, 1997, 1996 and 1995, and the period March 24, 1994 through December 31, 1994.

(4) Distributions for the years ended December 31, 1998 and 1996, include a special distribution to the Limited Partners of $200,000 and $80,000, respectively, which represented cumulative excess operating reserves.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7.  Management's  Discussion  and  Analysis  of  Financial  Condition   and
         Results of Operations

         The Partnership was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 50 Properties, either directly or through joint venture arrangements.

Liquidity and Capital Resources

         Currently, the Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,216,728, $3,306,595 and $3,434,682 for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease in cash from operations during 1998, as compared to 1997, and the decrease during 1997, as compared to 1996, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         In January 1996, the Partnership invested in a Golden Corral Property located in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. In connection therewith, the Partnership and its affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1998, the Partnership owned a 16 percent interest in this Property.

         In September 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership owns a 50 percent interest, sold its two Properties to the tenant for $5,020,878 and received net sales proceeds of $5,001,180, resulting in a gain to the joint venture of approximately $261,100 for financial reporting purposes. These Properties were originally acquired by Wood-Ridge Real Estate Joint Venture in September 1994 and had a combined total cost of approximately $4,302,500, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold these Properties for approximately $698,700 in excess of their original purchase price. In October 1996, Wood-Ridge Real Estate Joint Venture reinvested $4,404,046 of the net sales proceeds in five Properties. In January 1997, the joint venture reinvested $502,598 of the remaining net sales proceeds in an additional Property. As of December 31, 1998, the Partnership had received approximately $52,000, representing its pro-rata share of the uninvested net sales proceeds.

         In June 1998, the Partnership invested in a Bennigan's Property located in Fort Myers, Florida, with an affiliate of the General Partners as tenants-in-common. In connection therewith, the Partnership and its affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1998, the Partnership owned a 15 percent interest in this Property.

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

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or make distributions to partners. At December 31, 1998, the Partnership had $1,214,444 invested in such short-term investments as compared to $1,614,708 at December 31, 1997. The decrease in cash and cash equivalents during 1998, is primarily due to the fact that in June 1998 the Partnership invested in a Bennigan's Property as tenants-in-common with an affiliate of the General Partners and due to the fact that the Partnership declared and paid a special distribution of cumulative excess operating reserves to the Limited Partners of $200,000 during 1998. The funds remaining at December 31, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During 1998, 1997 and 1996, the affiliates incurred on behalf of the Partnership $98,978, $78,821 and $86,714, respectively, for certain operating expenses. As of December 31, 1998 and 1997, the Partnership owed $23,337 and $4,311, respectively, to related parties for such amounts, accounting and administrative services and management fees. As of March 11, 1999, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, increased to $869,817 at December 31, 1998, from $818,009 at December 31, 1997, primarily as a result of an increase in rents paid in advance at December 31, 1998. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations and for the years ended December 31, 1998 and 1996, cumulative operating reserves, the Partnership declared distributions to the Limited Partners of $3,400,000, $3,200,000 and $3,280,000 for the years ended December 31, 1998, 1997 and 1996, respectively. This represents distributions of $0.85, $0.80, and $0.82 per Unit for the years ended December 31, 1998, 1997 and 1996, respectively. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1998, 1997 or 1996 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 3,733,901 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $36,726,950 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Results of Operations

         The Partnership owned and leased 42 wholly owned Properties during 1996, 1997, and 1998. In addition, during 1996, the Partnership was a co-venturer in one joint venture that owned and leased seven Properties (including two Properties in Wood-Ridge Real Estate Joint Venture, which were sold in September 1996) and the Partnership owned and leased one Property with affiliates, as tenants-in-common. During 1997, the Partnership was a co-venturer in one joint venture that owned and leased six Properties and owned and leased one Property with affiliates as tenants-in-common. During 1998, the Partnership owned and leased one additional Property with an affiliate as tenants-in-common. As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 50 Properties, which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $22,500 to $190,600. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally from the sixth or the ninth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1998, 1997 and 1996, the Partnership earned $3,130,205, $3,586,791, and $3,596,466, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from Properties wholly owned by the Partnership. The decrease in rental and earned income during 1998, as compared to 1997, is primarily due to a decrease in rental and earned income of approximately $197,700 due to the fact that, in June 1998, Long John Silver's, Inc., filed for bankruptcy and rejected the leases relating to four of the eight Properties leased by Long John Silver's, Inc. As a result, this tenant ceased making rental payments on the four rejected leases. The Partnership has continued receiving rental payments relating to the leases not rejected by the tenant. In conjunction with the four rejected leases, during the year ended December 31, 1998, the Partnership wrote off approximately $250,600 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). The General Partners are currently seeking either new tenants or purchasers for these Properties. The Partnership will not recognize rental and earned income from these Properties until new tenants for these Properties are located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. While Long John Silver's, Inc. has not rejected or affirmed the remaining four leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the four leases that were rejected, as described above, and the possible rejection of the remaining four leases could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner.

         During the years ended December 31, 1998, 1997 and 1996, the Partnership also earned $41,463, $25,791, and $23,318, respectively, in contingent rental income. Contingent rental income for the year ended December 31, 1998, as compared to 1997, increased primarily as a result of increased gross sales of certain restaurant Properties that are subject to leases requiring payment of contingent rental income.

         In addition, for the years ended December 31, 1998, 1997 and 1996, the Partnership earned $236,553, $239,249 and $392,862, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The decrease in net income earned by joint ventures during 1997, as compared to 1996, is primarily attributable to the fact that in September 1996, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50 percent interest, recognized a gain of approximately $261,100 for financial reporting purposes as a result of the sale of its Properties in September 1996, as described above in "Liquidity and Capital Resources." The joint venture reinvested the majority of the net sales proceeds in five Properties in October 1996 and one Property in January 1997, therefore, the sale of the two Properties did not have a material adverse effect on operations.

         During the year ended December 31, 1998, five lessees of the Partnership, Flagstar Enterprises, Inc., Checkers Drive-In Restaurants, Inc., Long John Silver's, Inc., Foodmaker, Inc. and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from six Properties owned by a joint venture and two Properties owned with affiliates as tenants-in-common). As of December 31, 1998, Flagstar Enterprises, Inc. was the lessee under leases relating to eight restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 14 restaurants, Long John Silver's, Inc. was the lessee under leases relating to four restaurants (excluding the four leases rejected by the tenant as described above), Foodmaker, Inc. was the lessee under leases relating to four restaurants and Golden Corral Corporation was lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Flagstar Enterprises, Inc., Checkers Drive-In Restaurants, Foodmaker, Inc., and Golden Corral Corporation each will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, during the year ended December 31, 1998, five Restaurant Chains, Hardee's, Checkers Drive-In Restaurants, Long John Silver's, Golden Corral and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from six Properties owned by a joint venture and two Properties owned with affiliates as tenants-in-common). In 1999, it is anticipated that Hardee's, Checker's Drive-In Restaurants, Golden Corral and Jack in the Box each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $547,636, $473,109, and $483,551 for the years ended December 31, 1998,
1997 and 1996, respectively. The increase in operating expenses during 1998, as compared to 1997, is partially attributable to the fact that the Partnership accrued insurance and real estate taxes as a result of Long John Silver's, Inc. filing for bankruptcy and rejecting the leases relating to four Properties in June 1998. In addition, the increase in operating expenses during the year ended December 31, 1998, is partially attributable to an increase in depreciation expense due to the fact that during the year ended December 31, 1998, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. The Partnership will continue to incur certain expenses, such as real estate taxes, insurance and maintenance relating to these Properties with rejected leases until replacement tenants or purchasers are located. The Partnership is currently seeking either replacement tenants or purchasers for these Properties.

         The increase in operating expenses for 1998, is also partially due to the fact that the Partnership incurred $23,196 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the Limited Partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the General Partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions. The decrease in operating expenses during 1997, as compared to 1996, is primarily attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

         During the year ended December 31, 1998, the Partnership established an allowance for loss on land and buildings of $280,907 for financial reporting purposes relating to two of the four Long John Silver's Properties whose leases were rejected by the tenant, as described above. The loss represents the difference between the carrying value of the Properties at December 31, 1998 and the current estimated net realizable value for these Properties. No such allowance was established during the years ended December 31, 1997 and 1996.

         The Partnership's leases as of December 31, 1998, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Year 2000

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

         The Partnership currently does not have any information technology systems. Affiliates of the General Partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases. The General Partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the General Partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the General Partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the General Partners and affiliates have requested and are evaluating documentation from the suppliers of the software and infrastructure of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The General Partners and affiliates have not yet received sufficient certifications to be assured that the suppliers have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. The costs expected to be incurred by the General Partners and affiliates to become Year 2000 compliant will be incurred by the General Partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

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

         The General Partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the General Partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the General Partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the General Partners and affiliates are still evaluating the status of the information technology systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the General Partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. If the General Partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the General Partners will develop appropriate contingency plans.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                                      Page
                                                                      ----

Report of Independent Accountants

Financial Statements:

  Balance Sheets

  Statements of Income

  Statements of Partners' Capital

  Statements of Cash Flows

  Notes to Financial Statements

                        Report of Independent Accountants




To the Partners
CNL Income Fund XV, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XV, Ltd. (a Florida limited partnership) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







Orlando,  Florida
January 27, 1999, except for the second paragraph of Note 10 for which the date is March 11, 1999.



                                              CNL INCOME FUND XV, LTD.
                                           (A Florida Limited Partnership)

                                                   BALANCE SHEETS
                                                   --------------


                                                                                         December 31,
                                                                                 1998                     1997
                                                                           -----------------        -----------------

                         ASSETS

Land and buildings on operating leases, less
    accumulated depreciation and allowance
    for loss on land and building                                               $23,173,909              $22,145,138
Net investment in direct financing leases                                         7,589,694                9,264,307
Investment in joint ventures                                                      2,743,450                2,561,816
Cash and cash equivalents                                                         1,214,444                1,614,708
Receivables, less allowance for doubtful
    accounts of $849 in 1998                                                         62,465                   26,888
Prepaid expenses                                                                      9,627                    7,633
Organization costs, less accumulated
    amortization of $9,549 and $7,548                                                   451                    2,452
Accrued rental income                                                             1,565,014                1,422,781
                                                                           -----------------        -----------------

                                                                                $36,359,054              $37,045,723
                                                                           =================        =================


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                   $    592                $   6,991
Accrued and escrowed real estate
    taxes payable                                                                    16,019                    6,158
Distributions payable                                                               800,000                  800,000
Due to related parties                                                               23,337                    4,311
Rents paid in advance                                                                53,206                    4,860
                                                                           -----------------        -----------------
       Total liabilities                                                            893,154                  822,320

Partners' capital                                                                35,465,900               36,223,403
                                                                           -----------------        -----------------

                                                                                $36,359,054              $37,045,723
                                                                           =================        =================





                 See accompanying notes to financial statements.




                                              CNL INCOME FUND XV, LTD.
                                           (A Florida Limited Partnership)

                                                STATEMENTS OF INCOME
                                                --------------------



                                                                            Year Ended December 31,
                                                                 1998                1997                  1996
                                                            --------------       --------------       --------------
Revenues:
    Rental income from operating leases                        $2,443,550           $2,527,261           $2,527,261
    Adjustments to accrued rental income                         (250,631 )                 --                   --
    Earned income from direct
       financing leases                                           937,286            1,059,530            1,069,205
    Contingent rental income                                       41,463               25,791               23,318
    Interest and other income                                      62,819               56,183               55,964
                                                            --------------       --------------       --------------
                                                                3,234,487            3,668,765            3,675,748
                                                            --------------       --------------       --------------
Expenses:
    General operating and administrative                          137,794              135,714              149,388
    Professional services                                          26,208               24,526               19,881
    Management fees to related parties                             33,990               35,321               35,126
    Real estate taxes                                              16,797                   --                   --
    State and other taxes                                          27,763               29,200               30,924
    Depreciation and amortization                                 281,888              248,348              248,232
    Transaction costs                                              23,196                   --                   --
                                                            --------------       --------------       --------------
                                                                  547,636              473,109              483,551
                                                            --------------       --------------       --------------
Income Before Equity in Earnings
    of Joint Ventures and Provision for
    Loss on Land and Buildings                                  2,686,851            3,195,656            3,192,197

Equity in Earnings of Joint Ventures                              236,553              239,249              392,862

Provision for Loss on Land and Buildings                         (280,907 )                 --                   --
                                                            --------------       --------------       --------------

Net Income                                                     $2,642,497           $3,434,905           $3,585,059
                                                            ==============       ==============       ==============

Allocation of Net Income:
    General partners                                             $ 28,218             $ 34,349             $ 35,851
    Limited partners                                            2,614,279            3,400,556            3,549,208
                                                            --------------       --------------       --------------

                                                               $2,642,497           $3,434,905           $3,585,059
                                                            ==============       ==============       ==============

Net Income Per Limited Partner Unit                              $   0.65             $   0.85             $   0.89
                                                            ==============       ==============       ==============

Weighted Average Number of Limited
    Partner Units Outstanding                                   4,000,000            4,000,000            4,000,000
                                                            ==============       ==============       ==============



                 See accompanying notes to financial statements.




                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1998, 1997 and 1996


                                    General Partners                                        Limited Partners
                              -------------------------- ------------------------------------------------------------------------
                                             Accumulated                                Accumulated    Syndication
                              Contributions    Earnings  Contributions  Distributions     Earnings        Costs           Total
                              -------------  ----------- ------------- ---------------  ------------   ------------   --------------

Balance, December 31, 1995     $    1,000    $  46,211   $ 40,000,000  $ (4,085,947 )    $4,512,175    $(4,790,000)   $ 35,683,439

    Distributions to limited
       partners ($0.82 per
       limited partner unit)           --           --             --    (3,280,000 )            --             --      (3,280,000 )
    Net income                         --       35,851             --            --       3,549,208             --       3,585,059
                               ----------   ----------  -------------   ------------     ----------   ------------    --------------

Balance, December 31, 1996          1,000       82,062     40,000,000    (7,365,947 )     8,061,383     (4,790,000)     35,988,498

    Distributions to limited
       partners ($0.80 per
       limited partner unit)           --           --             --    (3,200,000 )            --             --      (3,200,000 )
    Net income                         --       34,349             --            --       3,400,556             --       3,434,905
                               ----------   ----------  -------------   ------------     ----------   ------------   ---------------

Balance, December 31, 1997          1,000      116,411     40,000,000    10,565,947 )    11,461,939     (4,790,000)     36,223,403

    Distributions to limited
       partners ($0.85 per
       limited partner unit)           --           --             --    (3,400,000 )            --             --      (3,400,000 )
    Net income                         --       28,218             --            --       2,614,279             --       2,642,497
                               ----------   ----------  -------------   ------------    -----------   ------------   ---------------

Balance, December 31, 1998     $    1,000    $ 144,629   $ 40,000,000   $(13,965,947 )  $14,076,218   $ (4,790,000)   $ 35,465,900
                               ==========   ==========  =============   ============    ===========   ============   ===============





                 See accompanying notes to financial statements.




                                             CNL INCOME FUND XV, LTD.
                                          (A Florida Limited Partnership)

                                             STATEMENTS OF CASH FLOWS


                                                                                  Year Ended December 31,
                                                                        1998              1997                1996
                                                                    --------------     -------------     --------------

Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                    $3,143,119       $3,228,741         $3,378,973
         Distributions from joint ventures                                271,075          249,318            259,407
         Cash paid for expenses                                          (252,042 )       (218,106  )        (246,748  )
         Interest received                                                 54,576           46,642             43,050
                                                                    --------------     -------------     --------------
             Net cash provided by operating activities                  3,216,728        3,306,595          3,434,682
                                                                    --------------     -------------     --------------

      Cash Flows from Investing Activities:
         Investment in joint ventures                                    (216,992 )             --           (129,939  )
         Return of capital from joint venture                                  --           51,950                 --
                                                                    --------------     -------------     --------------
             Net cash provided by (used in) investing
                activities                                               (216,992 )         51,950           (129,939  )
                                                                    --------------     -------------     --------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                             (3,400,000 )     (3,280,000  )      (3,200,000  )
                                                                    --------------     -------------     --------------
                Net cash used in financing activities                  (3,400,000 )     (3,280,000  )      (3,200,000  )
                                                                    --------------     -------------     --------------

Net Increase (Decrease) in Cash and Cash Equivalents                     (400,264 )         78,545            104,743

Cash and Cash Equivalents at Beginning of Year                          1,614,708        1,536,163          1,431,420
                                                                    --------------     -------------     --------------

Cash and Cash Equivalents at End of Year                               $1,214,444       $1,614,708         $1,536,163
                                                                    ==============     =============     ==============






                 See accompanying notes to financial statements.




                                              CNL INCOME FUND XV, LTD.
                                           (A Florida Limited Partnership)

                                        STATEMENTS OF CASH FLOWS - CONTINUED



                                                                               Year Ended December 31,
                                                                    1998                  1997                1996
                                                               ---------------      ---------------    ----------------

Reconciliation of Net Income to Net Cash Provided by
   Operating Activities:

      Net income                                                  $ 2,642,497          $ 3,434,905         $ 3,585,059
                                                               ---------------      ---------------    ----------------
      Adjustments to reconcile net income to net cash
         provided  by  operating activities:
             Depreciation                                             279,051              245,563             245,563
             Amortization                                               2,837                2,785               2,669
             Equity in earnings of joint  ventures, net
                of distributions                                       34,522               10,069            (133,455 )
             Provision for loss on land and buildings                 280,907                   --                  --
             Decrease (increase) in receivables                       (33,427 )              3,288              58,013
             Decrease in net investment in direct
                financing leases                                       85,884               87,508              77,834
             Increase in prepaid expenses                              (1,994 )               (584 )            (4,234 )
             Increase in accrued rental income                       (142,233 )           (431,079 )          (431,654 )
             Increase in accounts payable and accrued
                expenses                                                3,462                1,515               1,972
             Increase (decrease)  in  due  to  related
                parties                                                16,876                2,956              (6,880 )
             Increase (decrease) in rents paid in
                advance                                                48,346              (50,331 )            39,795
                                                               ---------------      ---------------    ----------------
                   Total adjustments                                  574,231             (128,310 )          (150,377 )
                                                               ---------------      ---------------    ----------------

Net Cash Provided by Operating Activities                         $ 3,216,728          $ 3,306,595         $ 3,434,682
                                                               ===============      ===============    ================

Supplemental Schedule of Non-Cash Financing
Activities:

   Distributions declared and unpaid at December 31                $  800,000           $  800,000          $  880,000
                                                               ===============      ===============    ================





                 See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997, and 1996


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

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or writes-off the cumulative accrued rental income balance.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that change could occur in the near term which could adversely affect the general partners' best estimate of net cash flows expected to be generated from its properties and the need for asset impairment write downs.

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, and to decrease rental or other income or increase bad debt expense for the current period, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership accounts for its interests in Wood-Ridge Real Estate Joint Venture and properties in Clinton, North Carolina and Fort Myers, Florida, held as tenants-in-common with affiliates, using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

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

         Organization Costs - Organization costs were amortized over five years using the straight-line method.

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

2.       Leases:

         The Partnership leases its land or land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases are classified as operating leases and some of the leases are classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of the majority of these leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, generally the tenant pays all property taxes and assessments, fully maintains the interior and

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


2.       Leases - Continued:

         exterior of the building and carries insurance coverage for public liability, property damage, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                 1998              1997
                                            -------------     -------------

            Land                              $15,579,852       $15,579,852
            Buildings                           8,955,616         7,366,887
                                            -------------     -------------
                                               24,535,468        22,946,739

            Less accumulated depreciation      (1,080,652 )        (801,601 )
                                            -------------     -------------
                                               23,454,816        22,145,138

            Less allowance for loss on
                land and buildings               (280,907 )              --
                                            -------------     -------------
                                              $23,173,909       $22,145,138
                                            =============     =============

         During the year ended December 31, 1998, the Partnership established an allowance for loss on land and buildings of $280,907 for financial reporting purposes relating to two of the four Long John Silver's properties whose leases were rejected by the tenant as a result of the tenant filing for bankruptcy. The loss represents the difference between the carrying value of the properties at December 31, 1998 and the current estimated net realizable value for these properties.

         Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1998, 1997 and 1996, the Partnership recognized $142,233 (net of $250,631 in write-offs), $431,079, and $431,654, respectively, of such rental income.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

                1999                                              $2,079,263
                2000                                               2,205,272
                2001                                               2,208,745
                2002                                               2,239,958
                2003                                               2,255,872
                Thereafter                                        24,476,132
                                                           ------------------

                                                                 $35,465,242
                                                           ==================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                       1998            1997
                                                  ---------------  -------------

             Minimum lease payments receivable      $15,275,632    $19,905,444
             Estimated residual values                2,460,656      2,873,859
             Less unearned income                   (10,146,594 )  (13,514,996 )
                                                  ---------------  -------------

             Net investment in direct financing
                 leases                              $7,589,694     $9,264,307
                                                  ===============  =============

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


4.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

                1999                                            $  922,497
                2000                                               925,241
                2001                                               930,728
                2002                                               953,085
                2003                                               958,440
                Thereafter                                      10,585,641
                                                         ------------------

                                                               $15,275,632
                                                         ==================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

         During the year ended December 31, 1998, four of the eight leases with Long John Silver's, Inc. were rejected in connection with the tenant filing for bankruptcy. As a result, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. In accordance with the Statement of Financial Accounting Standards #13, "Accounting for Leases," the Partnership recorded the reclassified assets at the lower of original cost, present fair value, or present carrying amount. No losses on the termination of direct financing leases were recorded for financial reporting purposes.

5.       Investment in Joint Ventures:

         The Partnership has a 50 percent interest in the profits and losses of Wood-Ridge Real Estate Joint Venture. The remaining interest in this joint venture is held by an affiliate of the Partnership which has the same general partners. The Partnership also has a 16 percent interest in a Property in Clinton, North Carolina, with affiliates of the Partnership that has the same general partners, as tenants-in-common. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Ventures - Continued:

         In January 1997, Wood-Ridge Real Estate Joint Venture reinvested $502,598, of the net sales proceeds from the sale of two properties during 1996 in one property. As of December 31, 1998, the Partnership had received approximately $52,000, representing its pro-rata share of the uninvested net sales proceeds. As of December 31, 1998, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

         In June 1998, the Partnership acquired a property in Fort Myers, Florida, with an affiliate of the general partners as tenants-in-common. In connection therewith, the Partnership contributed an amount to acquire a 15 percent interest in such property. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with affiliates, and amounts relating to its investment are included in investment in joint ventures.

         Wood-Ridge Real Estate Joint Venture owns and leases six properties to operators of national fast-food or family-style restaurants. The Partnership and affiliates, as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at December 31:

                                                          1998          1997
                                                      ------------  ------------

             Land and buildings on operating leases,
                 less accumulated depreciation          $6,063,237    $5,563,722
             Net investment in direct financing lease      826,780            --
             Cash                                           87,245        10,890
             Receivables                                     1,677         5,923
             Accrued rental income                          96,768        74,001
             Other assets                                      857         1,078
             Liabilities                                    69,285        18,195
             Partners' capital                           7,007,279     5,637,419
             Revenues                                      705,002       650,354
             Net income                                    579,480       522,611

         The Partnership recognized income totalling $236,553, $239,249 and $392,862 for the years ended December 31, 1998, 1997 and 1996, respectively, from these entities.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


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

         Generally, net sales proceeds from the sales of properties not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 8% Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from a sale of a property not in liquidation of the Partnership is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts, and thereafter, 95 percent to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: i) first to pay and discharge all of the Partnership's liabilities to creditors, ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

         During the years ended December 31, 1998, 1997 and 1996, the Partnership declared distributions to the limited partners of $3,400,000, $3,200,000 and $3,280,000, respectively. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


7.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:



                                                                    1998              1997             1996
                                                                 ------------      ------------     ------------
                  Net income for financial reporting
                       purposes                                   $2,642,497        $3,434,905       $3,585,059

                  Depreciation for tax reporting
                      purposes in excess of depreciation
                      for financial reporting purposes              (126,518 )        (160,007 )       (160,007 )

                  Direct financing leases recorded as
                      operating leases for tax reporting
                      purposes                                        85,884            87,508           77,834

                  Allowance for loss on land and
                      buildings                                      280,907                --               --

                  Equity in earnings of joint ventures for
                      tax  reporting purposes in excess of
                      (less than) equity in earnings of joint
                      ventures for financial reporting purposes       33,872            23,823         (158,836 )

                  Accrued rental income                             (142,233 )        (431,079 )       (431,654 )

                  Rents paid in advance                               48,346           (50,331 )         39,795

                  Capitalization  of transaction  costs
                      for tax reporting purposes                      23,196                --               --

                  Other                                                1,686              (670 )          2,127
                                                                 ------------      ------------     ------------

                  Net income for federal income tax
                      purposes                                    $2,847,637        $2,904,149       $2,954,318
                                                                 ============      ============     ============



                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


8.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the majority stockholder of CNL Fund Advisors, Inc. The other individual general partner, Robert
         A. Bourne, serves as treasurer, director and vice chairman of the board of CNL Fund Advisors, Inc. During the years ended December 31, 1998, 1997, and 1996, CNL Fund Advisors, Inc. (hereinafter referred to as the "Affiliate") performed certain services for the Partnership, as described below.

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliate a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliate. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Affiliate shall determine. The Partnership incurred management fees of $33,990, $35,321 and $35,126 for the years ended December 31, 1998, 1997 and 1996, respectively.

         The Affiliate is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 8% Preferred Return, plus their invested capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

         During the years ended December 31, 1998, 1997 and 1996, the Affiliate of the general partners provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $92,573, $78,051 and $87,265 for the years ended December 31, 1998,
         1997 and 1996, respectively, for such services.

         The due to related parties at December 31, 1998 and 1997, totalled $23,337 and $4,311, respectively.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


9.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income from individual lessees or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) for each of the years ended December 31:


                                                                    1998               1997              1996
                                                                -------------      -------------     --------------
           Checkers Drive-In Restaurants, Inc.                      $719,308           $716,905           $723,558
           Golden Corral Corporation                                 595,343            582,600            531,775
           Flagstar Enterprises, Inc. (and
               Quincy's Restaurants, Inc. for the
               years ended December 31, 1997                         541,527            635,413            638,042
               and 1996)
           Long John Silver's, Inc.                                  510,187            710,325            714,804
           Foodmaker, Inc.                                           417,426            417,426            417,426

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income
         (including the Partnership's share of rental and earned income from joint ventures) for each of the years ended December 31:

                                                                    1998              1997              1996
                                                                -------------     -------------     -------------

           Checkers Drive-In Restaurants                            $719,308          $716,905          $723,558
           Golden Corral Family Steakhouse
               Restaurants                                           595,343           582,600           531,775
           Long John Silver's                                        573,104           773,265           777,743
           Hardee's                                                  541,527           543,889           546,037
           Jack in the Box                                           417,426           417,426           417,426

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


9.       Concentration of Credit Risk - Continued:

         In June 1998, the tenant of eight of the Long John Silver's Properties filed for bankruptcy and rejected the leases relating to four
         Properties. The rental income relating to these Properties will terminate until new tenants or buyers for the Properties are located. While Long John Silver's, Inc. has not rejected or affirmed the remaining four leases, there can be no assurance that some of all of the leases will not be rejected in the future. The lost revenues resulting from the four leases that were rejected, as described above, and the possible rejection of the remaining four leases could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner.

10.      Subsequent Events:

         In January 1999, a Boston Market tenant rejected its lease and ceased making rental payments related to this lease.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 3,733,901 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $36,726,950 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997 and 1996


10.      Subsequent Events - Continued:

         Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

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

         James M. Seneff, Jr., age 52, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, a director and Chief Executive Officer since its formation in 1980. Mr. Seneff has been Chairman of the Board of Directors, director, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979. Mr. Seneff also has held the position of Chairman of the Board of Directors, Chief Executive Officer, President and director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer, Chairman of the Board and a director of CNL Investment Company, has served as Chief Executive Officer, a director and Chairman of the Board of Directors of Commercial Net Lease Realty, Inc., a publicly-traded REIT, listed on the NYSE, since 1992, served as Chief Executive Officer, a director and Chairman of the Board of Directors of CNL Realty Advisors, Inc. from its inception in May 1992 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc., and has held the position of Chief Executive Officer, Chairman of the Board and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in December 1990. Mr. Seneff has served as Chairman of the Board of Directors of CNL American Properties Fund, Inc. since December 1994 and as a director and Chief Executive Officer since May 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Fund Advisors, Inc. since March 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Seneff has also served as Chairman of the Board, Chief Executive Officer and a director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which advises the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more then $60 billion of retirement funds. Mr. Seneff has served as a member of the board of directors of First Union National Bank of Florida since May 1998 and has served as a member of the Orlando Advisory Board of First Union National Bank of Florida since March 1994. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 51, is President and Treasurer of CNL Group, Inc., President, Treasurer, a director, and a registered principal of CNL
Securities Corp., President, Treasurer, and a director of CNL Investment Company, and Chief Investment Officer, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisor, Inc. from the date of its inception through July 1997. Mr. Bourne served as President of Commercial Net Lease Realty, Inc. from July 1992 through February 1996, served as Secretary and Treasurer from February 1996 through December 1997, and has served as a director since July 1992 and as Vice Chairman of the Board of Directors since February 1996. In addition, Mr. Bourne served as President of CNL Realty Advisors, Inc. from May 1992 through February 1996, served as Treasurer from February 1996 through December 1997, served as a director from May 1992 through December 31, 1997 and served as Vice Chairman from February 1996 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc. Mr. Bourne has served as a Vice Chairman of the Board of Directors and Treasurer of CNL American Properties Fund, Inc. since February 1999, has served as a director since May 1994 and previously served as President from May 1994 through February 1999. Mr. Bourne has served as a director of CNL Fund Advisors, Inc. since March 1994, has served as Treasurer and Vice Chairman of the Board of Directors since September 1997, and previously served as President from March 1994 through September 1997. Mr. Bourne has served as President and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Bourne has served as President and director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner. Mr. Bourne formerly was a certified public accountant with Coopers & Lybrand and a partner in the firm of Bourne & Rose, P.A. Mr. Bourne received a B.A. in Accounting, with honors, from Florida State University in 1970.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a majority owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

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

         Curtis B. McWilliams, age 43, joined CNL Group, Inc. in April 1997 and currently serves as an Executive Vice President. In addition, Mr. McWilliams has served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Group, Inc. since April 1997. Mr. McWilliams has served as President of CNL American Properties Fund, Inc. since February 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since January 1996, as Chief Operating Officer since March 1995, and previously served as Senior Vice President since December 1994. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996, Chief Operating Officer since April 1995, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 50, a certified public accountant, has served as Secretary of CNL American Properties Fund, Inc. since December 1994 and served as Treasurer from December 1994 through February 1999. Ms. Rose has served as a director and Secretary of CNL Fund Advisors, Inc. since March 1994, and as Treasurer from the date of its inception through June 30, 1997. Ms. Rose has served as Secretary of CNL Group, Inc. since 1987, as Chief Financial Officer of CNL Group, Inc. since December 1993, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, as Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc. and CNL Health Care Properties, Inc. and as Secretary, Treasurer and a director of CNL Hospitality Advisors, Inc. and CNL Health Care Advisors, Inc. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida.

         Jeanne A. Wall, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since December 1994. Ms. Wall has served as Executive Vice President of CNL Fund Advisors, Inc. since November 1994, and previously served as Vice President from March 1994 through November 1994. Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. Ms. Wall joined CNL Securities Corp. in 1984. In 1985, Ms. Wall became Vice President of CNL Securities Corp. In 1987, she became Senior Vice President and in July 1997 she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers and corporate communications for CNL Group, Inc. and its affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., and served as Vice President of Commercial Net Lease Realty, Inc. from 1992 through December 31, 1997. In addition, Ms. Wall serves as Executive Vice President of CNL Hospitality Properties, Inc., CNL Hospitality Advisors, Inc., CNL Health Care Properties, Inc. and CNL Health Care Advisors, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 35, a certified public accountant, has served as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 11, 1999, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 11, 1999, the beneficial ownership interests of the General Partners in the Registrant.


             Title of Class          Name of Partner           Percent of Class
             --------------          ---------------           ----------------

    General Partnership Interests    James M. Seneff, Jr.             45%
                                     Robert A. Bourne                 45%
                                     CNL Realty Corporation           10%
                                                                    -----
                                                                     100%
                                                                    =====

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. On March 11, 1999, the Registrant entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF") pursuant to which the Registrant would be merged with and into a subsidiary of APF (the "Merger"). For further discussion, see
Item 8. Financial Statements and Supplementary Data -- Note 10.
Subsequent Event.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1998, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.


                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
      -----------------------                        ---------------------                   -----------------------
Reimbursement     to    affiliates    for     Operating  expenses  are  reimbursed          Operating expenses
operating expenses                            at the  lower of cost or 90  percent          incurred on behalf of the
                                              of  the  prevailing  rate  at  which          Partnership: $98,978
                                              comparable  services could have been
                                              obtained  in  the  same   geographic          Accounting and
                                              area.   Affiliates  of  the  General          administrative services:
                                              Partners  from  time to  time  incur          $92,573
                                              certain   operating    expenses   on
                                              behalf of the  Partnership for which
                                              the   Partnership   reimburses   the
                                              affiliates without interest.


Annual management fee to affiliates           One  percent  of the  sum  of  gross          $33,990
                                              revenues  from   Properties   wholly
                                              owned  by the  Partnership  plus the
                                              Partnership's   allocable  share  of
                                              gross  revenues of joint ventures in
                                              which   the    Partnership    is   a
                                              co-venturer.   The  management  fee,
                                              which  will not  exceed  competitive
                                              fees for comparable  services in the
                                              same  geographic  area,  may  or may
                                              not be  taken,  in  whole or in part
                                              as  to  any   year,   in  the   sole
                                              discretion of the  affiliates of the
                                              General   Partners.   All   or   any
                                              portion  of the  management  fee not
                                              taken as to any  fiscal  year  shall
                                              be  deferred  without  interest  and
                                              may be  taken in such  other  fiscal
                                              year   as   the   affiliates   shall
                                              determine.






                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
      -----------------------                        ---------------------                   -----------------------

Deferred,    subordinated   real   estate     A   deferred,    subordinated   real        $ - 0 -
disposition fee payable to affiliates         estate   disposition   fee,  payable
                                              upon   sale   of   one   or   more
                                              Properties,  in an amount equal to
                                              the  lesser of (i)  one-half  of a
                                              competitive       real      estate
                                              commission,  or (ii) three percent
                                              of  the   sales   price   of  such
                                              Property or Properties. Payment of
                                              such  fee  shall  be made  only if
                                              affiliates of the General Partners
                                              provide  a  substantial  amount of
                                              services  in  connection  with the
                                              sale of a Property  or  Properties
                                              and  shall  be   subordinated   to
                                              certain  minimum  returns  to  the
                                              Limited Partners.  However, if the
                                              net sales  proceeds are reinvested
                                              in a replacement Property, no such
                                              real estate  disposition  fee will
                                              be incurred until such replacement
                                              Property is sold and the net sales
                                              proceeds are distributed.

General        Partners'        deferred,     A   deferred,   subordinated   share        $ - 0 -
sub-ordinated  share of  Partnership  net     equal to one percent of  Partnership
cash flow                                     distributions   of  net  cash  flow,
                                              subordinated   to  certain   minimum
                                              returns to the Limited Partners.

General        Partners'        deferred,     A   deferred,   subordinated   share        $ - 0 -
sub-ordinated  share of  Partnership  net     equal    to    five    percent    of
sales  proceeds  from a sale or sales not     Partnership  distributions  of  such
in liquidation of the Partnership             net sales proceeds,  subordinated to
                                              certain   minimum   returns  to  the
                                              Limited Partners.






                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
      -----------------------                        ---------------------                   -----------------------

General  Partners'  share of  Partnership     Distributions  of net sales proceeds        $ - 0 -
net sales  proceeds  from a sale or sales     from   a   sale    or    sales    of
in liquidation of the Partnership             substantially     all     of     the
                                              Partnership's   assets   will   be
                                              distributed in the following order
                                              or priority: (i) first, to pay all
                                              debts  and   liabilities   of  the
                                              Partnership   and   to   establish
                                              reserves; (ii) second, to Partners
                                              with  positive   capital   account
                                              balances,   determined  after  the
                                              allocation  of  net  income,   net
                                              loss, gain and loss, in proportion
                                              to such  balances,  up to  amounts
                                              sufficient to reduce such balances
                                              to zero; and (iii) thereafter, 95%
                                              to the Limited  Partners and 5% to
                                              the General Partners.



         As discussed above in Item 8. Financial Statements and Supplementary Data -- Note 10. Subsequent Event, the Registrant has entered into an Agreement and Plan of Merger, dated March 11, 1999, with APF pursuant to which the Registrant would be merged with and into a subsidiary of APF in exchange for the issuance of APF Shares. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger. If the Merger is approved by Limited Partners holding units greater than 50% of the outstanding units of the Registrant, the General Partners of the Registrant would receive certain benefits. For instance, following the Merger, James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners, will continue to serve as directors of APF, with Mr. Seneff serving as Chairman and Mr. Bourne serving as Vice Chairman. As APF directors, they may also be entitled to receive stock options under any stock option plan adopted by APF.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1998 and 1997

                  Statements of Income for the years ended December 31, 1998, 1997, and 1996

                  Statements of Partners' Capital for the years ended December 31, 1998, 1997, and 1996

                  Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

                  Notes to Financial Statements

         2.  Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1998

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

                  27       Financial Data Schedule (Filed herewith.)

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 1998 through December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1999.

                                       CNL INCOME FUND XV, LTD.

                                       By:          CNL REALTY CORPORATION
                                                    General Partner

                                                    /s/ Robert A. Bourne
                                                    ROBERT A. BOURNE, President


                                       By:          ROBERT A. BOURNE
                                                    General Partner

                                                    /s/ Robert A. Bourne
                                                    ROBERT A. BOURNE


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



              Signature                                    Title                                   Date
              ---------                                    -----                                   ----
/s/ Robert A. Bourne                       President,   Treasurer  and  Director              March 26, 1999
---------------------------
Robert A. Bourne                           (Principal  Financial and  Accounting
                                           Officer)

/s/ James M. Seneff, Jr.                   Chief Executive  Officer and Director              March 26, 1999
---------------------------
James M. Seneff, Jr.                       (Principal Executive Officer)




                                                            CNL INCOME FUND XV, LTD.
                                                        (A Florida Limited Partnership)
                                              SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                              December 31, 1998

                                                                                          Costs Capitalized
                                                                                            Subsequent To
                                                                 Initial Cost                Acquisition
                                                       ----------------------------    -----------------------
                                       Encum-                         Buildings and      Improve-     Carrying
                                      brances             Land         Improvements       ments         Costs
                                     -----------      -------------   -------------    -------------  --------

Properties the Partnership
  has Invested in Under
  Operating Leases:

     Checkers Drive-In Restaurants:
       Englewood, Florida                -               $339,499             -              -            -
       Marietta, Georgia                 -                432,547             -              -            -
       Norcross, Georgia                 -                405,256             -              -            -
       Philadelphia, Pennsylvania        -                417,014             -              -            -
       St. Petersburg, Florida           -                557,206             -              -            -
       Stratford, New Jersey             -                309,370             -              -            -
       Lake Mary, Florida                -                614,471             -              -            -
       Philadelphia, Pennsylvania        -                599,586             -              -            -
       Winter Garden, Florida            -                353,799             -              -            -
       Chamblee, Georgia                 -                427,829             -              -            -
       Largo, Florida                    -                407,211             -              -            -
       Seminole, Florida                 -                423,116             -              -            -
       Orlando, Florida                  -                604,920             -              -            -
       Bradenton, Florida                -                215,478             -              -            -

     Denny's Restaurant:
       Huntsville, Texas                 -                349,266             -              -            -

     East Side Mario's Restaurant:
       Mentor, Ohio                      -                520,557             -              -            -

     Golden Corral Family
       Steakhouse Restaurants:
            Aberdeen, North Carolina     -                406,989             -        849,648            -
            Norman, Oklahoma             -                763,892             -        939,205            -
            Augusta, Georgia             -                766,891             -      1,124,687            -

     Hardee's  Restaurants:
       Olive Branch, Mississippi         -                209,243             -              -            -
       Columbia, South Carolina          -                230,268       497,047              -            -
       Pawleys Island, South Carolina    -                307,911       593,997              -            -
       Cookeville, Tennessee             -                216,335             -              -            -
       Niceville, Florida                -                310,511       480,398              -            -

     Jack in the Box Restaurants:
       Woodland Hills, California        -                617,887       406,122              -            -
       Redlands, California              -                494,336       566,016              -            -
       Altadena, California              -                501,099       272,441              -            -
       Port Arthur, Texas                -                426,378       646,811              -            -

     Long John Silver's Restaurants:
       Medina, Ohio (h)                  -                445,614             -        399,974            -
       Lexington, Kentucky               -                346,854             -              -            -
       Jackson, Tennessee                -                254,023             -              -            -
       Lancaster, South Carolina (i)     -                221,251             -        349,162            -
       Albuquerque, New Mexico           -                210,008       311,622              -            -
       Gastonia, North Carolina (h)      -                379,499       439,209              -            -
       Irving, Texas                     -                454,448             -              -            -
       Lexington, North Carolina (h)     -                274,513             -        400,384            -
       Neosho, Missouri                  -                171,859             -              -            -

     Wendy's Old Fashioned
       Hamburgers Restaurants:
            Arlington, Virginia          -                592,918       678,893              -            -
                                                    -------------  ------------  -------------       -------  -

                                                      $15,579,852    $4,892,556     $4,063,060            -
                                                    =============  ============  =============       =======  =

Properties of Joint Venture in Which
  the Partnership has a 50% Interest
  and has Invested in Under an Operating
  Lease:

    Boston Market Restaurants:
      Murfeesboro, Tennessee             -              $398,313             -              -             -
      Matthews, North Carolina           -               409,942       737,391              -             -
      Raleigh, North Carolina            -               518,507       542,919              -             -
      Blaine, Minnesota                  -               253,934       531,509              -             -

    Golden Corral Family
     Steakhouse Restaurant:
      Paris, Texas                       -               303,608       685,064              -             -

    Taco Bell:
      Anniston, Alabama                  -                173,396       329,201              -            -
                                                    -------------  ------------  -------------       -------  -

                                                       $2,057,700    $2,826,084              -            -
                                                    =============  ============  =============       =======  =


Property in Which the Partnership
  has a 16% Interest as Tenants-in-
  Common and has Invested in Under an
  Operating Lease:

    Golden Corral Family
     Steakhouse Restaurant:
      Clinton, North Carolina            -               $138,382      $676,588              -            -
                                                    =============  ============  =============       =======  =

Property in Which the Partnership
  has a 15% Interest as Tenants-in-
  Common and has Invested in Under an
  Operating Lease:

    Bennigan's Restaurant:
      Ft. Myers, Florida                 -                $638,026            -              -            -
                                                     =============  ===========  =============       =======  =

Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

    Denny's Restaurant:
      Huntsville, Texas                  -                     -             -       $590,147             -
      Bartlesville, Oklahoma             -                199,747       789,589             -             -

    East Side Mario's Restaurant:
      Mentor, Ohio                       -                     -             -      1,201,696             -

    Hardee's Restaurants:
      Chester, South Carolina            -                140,016       587,718             -             -
      Cookeville, Tennessee              -                     -        574,511             -             -
      Branch, Mississippi                -                     -        510,712             -             -
      Piney Flats, Tennessee             -                141,724       504,827             -             -

    Long John Silver's Restaurants:
      Jackson, Tennessee                 -                     -        459,725             -             -
      Lexington, Kentucky                -                     -             -        316,937             -
      Neosho, Missouri                   -                     -             -        403,331             -
      Irving, Texas                      -                     -             -        414,009             -

    Quincy's Restaurant:
      Greer, South Carolina              -                178,404       849,860             -             -
                                                    -------------  ------------  -------------       -------

                                                         $659,891    $4,276,942     $2,926,120            -
                                                    =============  ============  =============       =======


Property of Joint Venture in
  Which the Partnership has a
  15% Interest and has Invested
  in Under Direct Financing Lease:

     Bennigan's Restaurant:
       Ft. Myers, Florida                -                     -       $831,741             -             -
                                                    =============  ============  =============       =======




         Gross Amount at Which                                                     Life on Which
        Carried at Close of Period (c)                                            Depreciation in
 -----------------------------------------                    Date                 Latest Income
               Buildings and                 Accumulated     of Con-      Date      Statement is
      Land       Improvements     Total      Depreciation   struction   Acquired      Computed
 -------------  ------------  ------------   ------------   ---------   --------  ----------------






   $339,499             -      $339,499           (d)           -         05/94          (d)
    432,547             -       432,547           (d)           -         05/94          (d)
    405,256             -       405,256           (d)           -         05/94          (d)
    417,014             -       417,014           (d)           -         05/94          (d)
    557,206             -       557,206           (d)           -         05/94          (d)
    309,370             -       309,370           (d)           -         05/94          (d)
    614,471             -       614,471           (d)           -         07/94          (d)
    599,586             -       599,586           (d)           -         08/94          (d)
    353,799             -       353,799           (d)           -         08/94          (d)
    427,829             -       427,829           (d)           -         12/94          (d)
    407,211             -       407,211           (d)           -         12/94          (d)
    423,116             -       423,116           (d)           -         12/94          (d)
    604,920             -       604,920           (d)           -         03/95          (d)
    215,478             -       215,478           (d)           -         03/95          (d)


    349,266           (e)       349,266           (f)         1994        05/94          (f)


    520,557           (e)       520,557           (f)         1995        10/94          (f)



    406,989       849,648     1,256,637      120,444          1994        06/94          (b)
    763,892       939,205     1,703,097      126,685          1994        08/94          (b)
    766,891     1,124,687     1,891,578      150,266          1994        09/94          (b)


    209,243           (e)       209,243           (f)         1994        04/94          (f)
    230,268       497,047       727,315       78,325          1993        04/94          (b)
    307,911       593,997       901,908       92,517          1992        04/94          (b)
    216,335           (e)       216,335           (f)         1992        04/94          (f)
    310,511       480,398       790,909       74,868          1993        04/94          (b)


    617,887       406,122     1,024,009       59,908          1988        07/94          (b)
    494,336       566,016     1,060,352       83,494          1988        07/94          (b)
    501,099       272,441       773,540       40,188          1976        07/94          (b)
    426,378       646,811     1,073,189       91,691          1994        09/94          (b)


    445,614       399,974       845,588        8,448          1994        06/94          (h)
    346,854           (e)       346,854           (f)         1994        06/94          (f)
    254,023           (e)       254,023           (f)         1994        06/94          (f)
    221,251       349,162       570,413        7,265          1994        07/94          (i)
    210,008       311,622       521,630       37,267          1976        05/95          (b)
    379,499       439,209       818,708        9,349          1994        07/94          (h)
    454,448           (e)       454,448           (f)         1995        07/94          (f)
    274,513       400,384       674,897        8,426          1994        07/94          (h)
    171,859           (e)       171,859           (f)         1994        07/94          (f)



    592,918       678,893     1,271,811       91,511          1994        12/94          (b)
------------  ------------  ------------  -----------

$15,579,852    $8,955,616   $24,535,468   $1,080,652
============  ============  ============  ===========







   $398,313             -      $398,313           (d)          -          10/96          (d)
    409,942       737,391     1,147,333       54,805         1994         10/96          (b)
    518,507       542,919     1,061,426       40,351         1994         10/96          (b)
    253,934       531,509       785,443       39,503         1996         10/96          (b)



    303,608       685,064       988,672       50,916         1996         10/96          (b)


    173,396       329,201       502,597       21,694         1993         01/97          (b)
------------  ------------  ------------  -----------

 $2,057,700    $2,826,084    $4,883,784     $207,269
============  ============  ============  ===========









   $138,382      $676,588      $814,970      $66,274         1996         01/96          (b)
============  ============  ============  ===========







   $638,026            (e)     $638,026           (f)       1982          06/98          (f)
============  ============  ============






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


          -            (e)           (e)          (f)       1995          10/94          (f)


         (e)           (e)           (e)          (g)       1994          04/94          (g)
          -            (e)           (e)          (f)       1992          04/94          (f)
          -            (e)           (e)          (f)       1994          04/94          (f)
         (e)           (e)           (e)          (g)       1993          04/94          (g)


          -            (e)           (e)          (f)       1994          06/94          (f)
          -            (e)           (e)          (f)       1994          06/94          (f)
          -            (e)           (e)          (f)       1994          07/94          (f)
          -            (e)           (e)          (f)       1995          07/94          (f)


         (e)           (e)           (e)          (g)       1988          06/94          (g)












          -            (e)           (e)          (f)       1982          06/98          (f)








                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998



  (a) Transactions in real estate and accumulated depreciation during 1998, 1997 and 1996 are summarized as follows:



                                                                                          Accumulated
                                                                           Cost           Depreciation
                                                                        ------------      -------------
                Properties the Partnership has Invested
                    in Under Operating Leases:

                        Balance, December 31, 1995                      $22,946,739         $  310,475
                        Depreciation expense                                     --            245,563
                                                                        ------------      -------------

                        Balance, December 31, 1996                       22,946,739            556,038
                        Depreciation expense                                     --            245,563
                                                                        ------------      -------------

                        Balance, December 31, 1997                       22,946,739            801,601
                        Reclassified from net investment in
                            direct financing lease                        1,588,729                  --
                        Depreciation expense                                      --            279,051
                                                                        ------------      -------------

                        Balance, December 31, 1998                      $24,535,468        $ 1,080,652
                                                                        ============      =============

                Properties of Joint Venture in Which the
                    Partnership  has a  50%  Interest  and  has
                Invested
                    in Under Operating Leases:

                        Balance, December 31, 1995                      $ 3,175,594         $   26,042
                        Dispositions                                     (3,175,594 )          (43,711 )
                        Acquisitions                                      4,404,047                 --
                        Depreciation expense                                     --             37,122
                                                                        ------------      -------------

                        Balance, December 31, 1996                        4,404,047             19,453
                        Acquisitions                                        502,597                 --
                        Depreciation expense                                     --             94,718
                                                                        ------------      -------------

                        Balance, December 31, 1997                        4,906,644            114,171
                        Dispositions                                        (22,860 )               --
                        Depreciation expense                                     --             93,098
                                                                        ------------      -------------

                        Balance, December 31, 1998                      $ 4,883,784         $  207,269
                                                                        ============      =============




                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998


                                                                                                         Accumulated
                                                                                          Cost          Depreciation
                                                                                      ------------      -------------
                         Property Which the  Partnership  has a 16%  Interest as
                             Tenants-in-Common  and has  Invested  in  Under  an
                             Operating Lease:

                                 Balance, December 31, 1995                                 $   --            $    --
                                 Acquisition                                               814,970                 --
                                 Depreciation expense                                           --             21,168
                                                                                      ------------      -------------

                                 Balance, December 31, 1996                                814,970             21,168
                                 Depreciation expense                                           --             22,553
                                                                                      ------------      -------------

                                 Balance, December 31, 1997                                814,970             43,721
                                 Depreciation expense                                           --             22,553
                                                                                      ------------      -------------

                                 Balance, December 31, 1998                              $ 814,970          $  66,274
                                                                                      ============      =============

                         Property Which the  Partnership  has a 15%  Interest as
                             Tenants-in-Common and has Invested in Under an Operating Lease:

                                 Balance, December 31, 1997                                 $   --            $    --
                                 Acquisition                                               638,026                 --
                                 Depreciation expense (f)                                       --                 --
                                                                                      ------------      -------------

                                 Balance, December 31, 1998                              $ 638,026            $    --
                                                                                      ============      =============


  (b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

  (c) As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $32,521,622 and $6,778,303, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                                December 31, 1998


(g) For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in the net investment in direct financing leases; therefore, depreciation is not applicable.

(h) Effective June 11, 1998, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of June 11,1998 and depreciated over its remaining estimated life of approximately 26 years.

(i) Effective June 14, 1998, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of June 14, 1998 and depreciated over its remaining estimated life of approximately 26 years.

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