Form 10-K/A
period 1997-12-31
CNL INCOME FUND XV LTD
filed 1999-07-30
CIK 913057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________


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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

         The Form 10-K of CNL Income Fund XV, Ltd. for the year ended December 31, 1997 is being amended to provide additional disclosure under Item 1. Business, Item 2. Properties and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Short-Term Liquidity and Long Term Liquidity.



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


         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,200,000 and were used to acquire 45 Properties, including 15 Properties consisting of only land and two Properties owned by a joint venture in which the Partnership is a co-venturer, to pay acquisition fees totalling $2,200,000 to an affiliate of the General Partners and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the tenant of two Checkers Properties in Knoxville, Tennessee, and one Checkers Property in Leavenworth, Kansas, which consisted of land only, exercised its option in accordance with the lease agreements to substitute other Properties for these three Properties. The Partnership sold the two Properties in Knoxville, Tennessee, and the Property in Leavenworth, Kansas, and used the net sales proceeds to acquire two Checkers Properties, consisting of land only, located in Orlando and Bradenton, Florida. During the year ended December 31, 1996, the Partnership acquired a Property in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. In addition, during the year ended December 31, 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its two Properties to the tenant. The joint venture reinvested the majority of the net sales proceeds in four Boston Market Properties (one of which consisted of only land) and one Golden Corral Property. The building portion of the Property in Murfreesboro, Tennessee is owned by the tenant. During the year ended December 31, 1997, Wood-Ridge Real Estate Joint Venture reinvested the remaining proceeds from the sales of the two Properties in 1996, in a Taco Bell Property in Anniston, Alabama. As a result of the above transactions, as of December 31, 1997, the Partnership owned 49 Properties. The 49 Properties include 14 wholly owned Properties consisting of only land, six Properties owned by a joint venture in which the Partnership is a co-venturer and one Property owned with an affiliate as tenants-in-common. The lessee of the 14 wholly owned Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the leases, to remove the buildings from the land at the end of the lease terms. The Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.


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

         Generally, the leases of the Properties provide for two to five -year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         In January 1997, Wood-Ridge Real Estate Joint Venture reinvested the majority of the remaining net sales proceeds from the 1996 sale of its two Properties in a Taco Bell Property located in Anniston, Alabama. The lease terms for this Property are substantially the same as the Partnership's other leases as described above in the first two paragraphs of this section.

Major Tenants

         During 1997, five lessees (or group of affiliated lessees) of the Partnership, (i) Flagstar Enterprises, Inc. and Quincy's Restaurants, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), (ii) Checkers Drive-In Restaurants, Inc., (iii) Long John Silver's, Inc., (iv) Foodmaker, Inc. and (v) Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from six Properties owned by a joint venture and one Property owned with affiliates as tenants-in-common). As of December 31, 1997, Flagstar Corporation was the lessee under leases relating to eight restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 14 restaurants, Long John Silver's, Inc. was the lessee under leases relating to eight restaurants, Foodmaker, Inc. was the lessee under leases relating to four restaurants and Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that based on the minimum rental payments required by the leases, these five lessees (or group of affiliated lessees) each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, five Restaurant Chains, Hardee's, Checkers Drive-In Restaurants, Long John Silver's, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income during 1997 (including the Partnership's share of rental income from six Properties owned by a joint venture and one Property owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these five Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangement and Tenancy in Common Arrangements

         In August 1994, the Partnership entered into a joint venture arrangement, Wood-Ridge Real Estate Joint Venture, with CNL Income Fund XIV, Ltd., a limited partnership organized pursuant to the laws of the State of Florida, and an affiliate of the General Partners, to purchase and hold two Properties. In September 1996, Wood-Ridge Real Estate Joint Venture sold its two Properties to the tenant, and as of December 31, 1997, had reinvested the majority of the net sales proceeds in six replacement Properties. The joint venture distributed the remaining net sales proceeds to the Partnership and its co-venture partner on a pro-rata basis during 1997. The joint venture arrangement provides for the Partnership and its joint venture partner to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership owns a 50 percent interest in the joint venture. The Partnership and its joint venture partner are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.


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


         In addition to the above joint venture agreement, in January 1996, the Partnership entered into an agreement to hold a Golden Corral Property as tenants-in-common with CNL Income Fund IV, Ltd., CNL Income Fund VI, Ltd. and CNL Income Fund X, Ltd., each of which is a limited partnership organized pursuant to the laws of the State of Florida and an affiliate of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co- tenant's percentage interest. The Partnership owns a 15.02% interest in this Property. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

         The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of the property if the proceeds are reinvested in an additional property.

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


Item 2.  Properties


         As of December 31, 1997, the Partnership owned 49 Properties. Of the 49 Properties, 42 are owned by the Partnership in fee simple, six are owned through one joint venture arrangement and one Property is owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.


Description of Properties

         Land. The Partnership's Property sites range from approximately 15,600 to 137,700 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

         State                                       Number of Properties
         -----                                       --------------------

         Alabama                                              1
         California                                           3
         Florida                                              9
         Georgia                                              4
         Kentucky                                             1
         Minnesota                                            1
         Missouri                                             1
         Mississippi                                          1
         North Carolina                                       6
         New Jersey                                           1
         New Mexico                                           1
         Ohio                                                 2
         Oklahoma                                             2
         Pennsylvania                                         2
         South Carolina                                       5
         Tennessee                                            4
         Texas                                                4
         Virginia                                             1
                                                        -------
         TOTAL PROPERTIES:                                   49
                                                        =======

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the 14 Checkers Properties owned by the Partnership and one Boston Market Property owned by Wood-Ridge Real Estate Joint Venture are owned by the tenants. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 1,500 to 11,000 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1997, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1997, the aggregate cost basis of the Properties owned by the Partnership and joint ventures (including the Property owned through a tenancy in common arrangement) for federal income tax purposes was $32,521,622 and $4,678,838, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by Restaurant Chain.

         Restaurant Chain                          Number of Properties
         ----------------                          --------------------

         Boston Market                                       4
         Checkers                                           14
         Denny's                                             2
         East Side Mario's                                   1
         Golden Corral                                       5
         Hardee's                                            7
         Jack in the Box                                     4
         Long John Silver's                                  9
         Quincy's                                            1
         Taco Bell                                           1
         Wendy's                                             1
                                                        ------
         TOTAL PROPERTIES                                   49
                                                        ======

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

         Leases. The Partnership leases the Properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business - Leases.

         At December 31, 1997, 1996, 1995, and 1994, all of the Properties were occupied. The following is a schedule of the average annual rent for each of the years ended December 31:

                                                          For the Year Ended December 31:
                                   1997            1996              1995             1994           1993 (2)
                              ------------------------------------------------------------------------------------

    Rental Revenues (1)        $3,906,700        $3,905,897       $3,838,766        $1,140,187         -
    Properties                         49                48               44                43         -
    Average Rent per Unit         $79,729           $81,373          $87,245           $26,516         -

(1) Rental revenues include the Partnership's share of rental revenues from the six Properties owned through joint venture arrangements and the one property owned through a tenancy in common arrangement. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2) The date for 1993 represents the period September 2, 1993 (date of inception) to December 31, 1993.

         The following is a schedule of lease expirations for leases in place as of December 31, 1997 for each of the ten years beginning with 1998 and thereafter.

                                                                                            Percentage of
                                            Number              Annual Rental                Gross Annual
        Expiration Year                 of Leases                  Revenues                 Rental Income
    -----------------------        ------------------       --------------------            --------------
               1998                             -                          -                            -
               1999                             -                          -                            -
               2000                             -                          -                            -
               2001                             -                          -                            -
               2002                             -                          -                            -
               2003                             -                          -                            -
               2004                             -                          -                            -
               2005                             -                          -                            -
               2006                             -                          -                            -
               2007                             -                          -                            -
               Thereafter                      49                  3,902,021                      100.00%
                                          -------            ---------------               --------------
               Totals                          49                  3,902,021                      100.00%
                                          =======            ===============               ==============

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

Competition

      The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

      At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.


                                     PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


      The Partnership was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 49 Properties, either directly or through joint venture or tenancy in common arrangements.

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


      None of the Properties owned by the Partnership, or the joint ventures or tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

      Currently, cash reserves and rental income from the Partnership's Properties and net sales proceeds received from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or make distributions to partners. At December 31, 1997, the Partnership had $1,614,708 invested in such short-term investments as compared to $1,536,163 at December 31, 1996. As of December 31, 1997, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. The funds remaining at December 31, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

 Short-Term Liquidity

       The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.


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


      The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the Limited Partners of $3,200,000, $3,280,000 and $2,900,001 for the years ended December 31, 1997, 1996 and 1995, respectively. This represents distributions of $0.80, $0.82 and $0.73 per Unit for the years ended December 31, 1997, 1996 and 1995, respectively. The General Partners anticipate that the Partnership will declare a special distribution to the Limited Partners during the quarter ending March 31, 1998, representing cumulative excess operating reserves. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1997, 1996 or 1995 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Long-Term Liquidity

      The Partnership has no long-term debt or other long-term liquidity requirements.


Results of Operations

      The Partnership owned and leased 45 wholly owned Properties during 1995 (including two Properties in Knoxville, Tennessee, and one Property in Leavenworth, Kansas, which were sold in March 1995), and during 1996 and 1997, owned and leased 42 wholly owned Properties. In addition, during 1995, the Partnership was a co- venturer in one joint venture that owned two Properties, and during 1996, the Partnership was a co-venturer in one joint venture that owned and leased seven Properties (including two Properties in Wood-Ridge Real Estate Joint Venture, which were sold in September 1996) and the Partnership owned and leased one Property with affiliates, as tenants-in-common. During 1997, the Partnership was a co-venturer in one joint venture that owned and leased six Properties and owned and leased one Property with affiliates as tenants-in-common. As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements 49 Properties, which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $22,500 to $190,600. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally from the sixth or the ninth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2.
Properties, respectively.

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

         In addition, for the years ended December 31, 1997, 1996 and 1995, the Partnership earned $239,249, $392,862 and $280,606, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The decrease in net income earned by joint ventures during 1997, as compared to 1996, is primarily attributable to, and the increase during 1996, as compared to 1995, is primarily attributable to, the fact that in September 1996, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50 percent interest, recognized a gain of approximately $261,100 for financial reporting purposes as a result of the sale of its Properties in September 1996, as described above in "Capital Resources." Due to the fact that the joint venture reinvested the majority of the net sales proceeds in five Properties in October 1996 and one Property in January 1997, the Partnership does not anticipate that the sale of the two Properties will have a material adverse effect on operations.


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



      As a result of the sale of the two Properties in Knoxville, Tennessee, and the Property in Leavenworth, Kansas, as described above in "Capital Resources," the Partnership recognized a loss for financial reporting purposes of $71,023 during the year ended December 31, 1995. The loss was primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to these Properties and due to accrued rental income relating to future scheduled rent increases that the Partnership had recorded and wrote off at the time of sale. No Properties were sold during the years ended December 31, 1996 and 1997.



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

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1999.


                                            CNL INCOME FUND XV, LTD.

                                            By:    CNL REALTY CORPORATION
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   --------------------
                                                   ROBERT A. BOURNE, President


                                            By:    ROBERT A. BOURNE
                                                   General Partner

                                                   /s/ Robert A. Bourne
                                                   --------------------
                                                   ROBERT A. BOURNE


                                            By:    JAMES M. SENEFF, JR.
                                                   General Partner

                                                   /s/ James M. Seneff, Jr.
                                                   ------------------------
                                                   JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                  Title                          Date
        ---------                  -----                          ----

/s/ Robert A. Bourne        President, Treasurer and           July 29, 1999
--------------------        Director (Principal Financial
Robert A. Bourne            and Accounting Officer)



/s/ James M. Seneff, Jr.    Chief Executive Officer            July 29, 1999
------------------------    and Director (Principal
James M. Seneff, Jr.        Executive Officer)