Form 10-Q
period 1999-06-30
CNL INCOME FUND XV LTD
filed 1999-08-12
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

  For the transition period from _____________________ to ____________________


                             Commission file number
                                     0-26216
                     ---------------------------------------


                            CNL Income Fund XV, Ltd.
  ----------------------------------------------------------------------------
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

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk

Part II

   Other Information

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               June 30,             December 31,
                                                                                 1999                   1998
                                                                          -------------------    -------------------
                               ASSETS

   Landand  buildings on operating  leases,
       less  accumulated  depreciation  of
       $1,230,329 and  $1,080,652,  respectively
       and allowance for loss on land
       and building of $413,353 and $280,907,
       respectively                                                             $ 22,891,786           $ 23,173,909
   Net investment in direct financing leases                                       7,548,173              7,589,694
   Investment in joint ventures                                                    2,726,054              2,743,450
   Cash and cash equivalents                                                       1,083,203              1,214,444
   Receivables, less allowance for doubtful
       accounts of $849 in 1999 and 1998                                              43,835                 62,465
   Prepaid expenses                                                                   19,252                  9,627
   Organization costs, less accumulated
       amortization of $10,000 and $9,549, respectively                                   --                    451
   Accrued rental income                                                           1,740,806              1,565,014
                                                                          -------------------    -------------------

                                                                                $ 36,053,109           $ 36,359,054
                                                                          ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                               $   81,072              $     592
   Accrued and escrowed real estate taxes payable                                     29,799                 16,019
   Distributions payable                                                             800,000                800,000
   Due to related party                                                               36,701                 23,337
   Rents paid in advance and deposits                                                 37,764                 53,206
                                                                          -------------------    -------------------
       Total liabilities                                                             985,336                893,154

   Commitments and Contingencies (Note 3)

   Partners' capital                                                              35,067,773             35,465,900
                                                                          -------------------    -------------------

                                                                                $ 36,053,109           $ 36,359,054
                                                                          ===================    ===================




           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                 Quarter Ended                    Six Months Ended
                                                                    June 30,                          June 30,
                                                             1999             1998              1999            1998
                                                          ------------     ------------     -------------    -------------
Revenues:
    Rental income from operating leases                     $ 594,419        $ 618,834       $ 1,188,465     $ 1,250,545
    Adjustments to accrued rental income                           --         (265,192 )              --        (265,192  )
    Earned income from direct financing leases                209,566          243,835           419,728         507,064
    Interest and other income                                   9,010           19,451            20,114          39,637
                                                          ------------     ------------     -------------    -------------
                                                              812,995          616,928         1,628,307       1,532,054
                                                          ------------     ------------     -------------    -------------

Expenses:
    General operating and administrative                       34,365           35,368            74,682          66,963
    Professional services                                      13,617            8,708            22,221          13,509
    Management fees to related party                            8,093            8,525            16,144          17,295
    Real estate taxes                                           8,030            2,646            16,720           2,646
    State and other taxes                                       9,114            7,620            30,305          27,763
    Depreciation and amortization                              75,048           62,100           150,547         124,200
    Transaction costs                                          74,477               --           107,297              --
                                                          ------------     ------------     -------------    -------------
                                                              222,744          124,967           417,916         252,376
                                                          ------------     ------------     -------------    -------------

Income Before Equity in Earnings of Joint Ventures
    and Provision for Loss on Building                        590,251          491,961         1,210,391       1,279,678

Equity in Earnings of Joint Ventures                           62,027           60,549           123,928         120,294

Provision for Loss on Building                               (132,446 )             --          (132,446 )            --
                                                          ------------     ------------     -------------    -------------

Net Income                                                  $ 519,832        $ 552,510       $ 1,201,873     $ 1,399,972
                                                          ============     ============     =============    =============

Allocation of Net Income:
    General partners                                         $  5,996         $  5,525         $  12,817       $  14,000
    Limited partners                                          513,836          546,985         1,189,056       1,385,972
                                                          ------------     ------------     -------------    -------------

                                                            $ 519,832        $ 552,510       $ 1,201,873     $ 1,399,972
                                                          ============     ============     =============    =============

Net Income Per Limited Partner Unit                          $   0.13         $   0.14          $   0.30        $   0.35
                                                          ============     ============     =============    =============

Weighted Average Number of Limited Partner
    Units Outstanding                                       4,000,000        4,000,000         4,000,000       4,000,000
                                                          ============     ============     =============    =============



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Six Months Ended                Year Ended
                                                                              June 30,                   December 31,
                                                                                1999                         1998
                                                                       ------------------------     ------------------------

General partners:
    Beginning balance                                                            $     145,629                $     117,411
    Net income                                                                          12,817                       28,218
                                                                       ------------------------     ------------------------
                                                                                       158,446                      145,629
                                                                       ------------------------     ------------------------

Limited partners:
    Beginning balance                                                               35,320,271                   36,105,992
    Net income                                                                       1,189,056                    2,614,279
    Distributions ($0.40 and $0.85 per
       limited partner unit, respectively)                                          (1,600,000 )                 (3,400,000 )
                                                                       ------------------------     ------------------------
                                                                                    34,909,327                   35,320,271
                                                                       ------------------------     ------------------------

Total partners' capital                                                         $   35,067,773               $   35,465,900
                                                                       ========================     ========================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                1999                 1998
                                                                           ----------------     ----------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $1,468,759           $1,710,905
                                                                           ----------------     ----------------

    Cash Flows from Investing Activities:
       Investment in joint venture                                                      --             (207,986 )
                                                                           ----------------     ----------------
          Net cash used in investing activities                                         --             (207,986 )
                                                                           ----------------     ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                        (1,600,000 )         (1,800,000 )
                                                                           ----------------     ----------------
          Net cash used in financing activities                                 (1,600,000 )         (1,800,000 )
                                                                           ----------------     ----------------

Net Decrease in Cash and Cash Equivalents                                         (131,241 )           (297,081 )

Cash and Cash Equivalents at Beginning of Period                                 1,214,444            1,614,708
                                                                           ----------------     ----------------

Cash and Cash Equivalents at End of Period                                      $1,083,203           $1,317,627
                                                                           ================     ================

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                                 $ 800,000            $ 800,000
                                                                           ================     ================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XV, Ltd. (the "Partnership") for the year ended December 31, 1998.

2.       Land and Building on Operating Leases:

         At June 30, 1999, the Partnership recorded a provision for loss on building in the amount of $132,446 for financial reporting purposes relating the Long John Silver's property in Gastonia, North Carolina. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represents the difference between the carrying value of the property at June 30, 1999 and the estimated net sales proceeds from the sale of the property based on a purchase and sales contract with an unrelated third party (see Note 4).

3.       Commitments and Contingencies:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,866,951 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


3.       Commitments and Contingencies - Continued:

         assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $36,726,950 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

         In June 1999, the Partnership entered into an agreement with an unrelated third party to sell the Long John Silver's property in Gastonia, North Carolina. At June 30, 1999, the Partnership established a provision for loss on building related to the anticipated sale of this property (see Note 2). As of August 6, 1999, the sale had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1999, the Partnership owned 50 Properties, which included interests in six Properties owned by a joint venture in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1999 and 1998 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,468,759 and $1,710,905 for the six months ended June 30, 1999 and 1998, respectively. The decrease in cash from operations for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposits at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1999, the Partnership had $1,083,203 invested in such short-term investments, as compared to $1,214,444 at December 31, 1998. The funds remaining at June 30, 1999, after payment of distributions and other liabilities, will be used meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the six months ended June 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to limited partners of $1,600,000 and $1,800,000 for the six months ended June 30, 1999 and 1998, respectively
($800,000 for each of the quarters ended June 30, 1999 and 1998). This represents distributions of $0.40 and $0.45 per unit for the six months ended June 30, 1999 and 1998, respectively ($0.20 for each of the quarters ended June 30, 1999 and 1998). No distributions were made to the general partners for the quarters and six months ended June 30, 1999 and 1998. No amounts distributed to the limited partners for the six months ended June 30, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $985,336 at June 30, 1999, from $893,154 at December 31, 1998, primarily as a result of the Partnership accruing transaction costs relating to the proposed Merger with CNL American Properties Fund, Inc. ("APF"), as described below. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         In June 1999, the Partnership entered into an agreement with an unrelated third party to sell the Long John Silver's Property in Gastonia, North Carolina. At June 30, 1999, the Partnership established a provision for loss on building and related to the anticipated sale of this Property. As of August 6, 1999, the sale had not occurred.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During each of the six months ended June 30, 1999 and 1998, the Partnership owned and leased 42 wholly owned Properties to operators of fast-food and family-style restaurant chains. During the six months ended June 30, 1999 and 1998, the Partnership earned $1,608,193 and $1,492,417, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $803,985 and $597,477 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. Rental and earned income was lower during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1999, primarily due to the fact that in June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to four of the eight Properties. As a result, during the quarter and six months ended June 30, 1998, the Partnership wrote off accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to these Properties. No amounts were written off during the quarter and six months ended June 30, 1999. The effect from the write-off of accrued rental income was partially offset by the fact that the Partnership recorded rental and earned income during the quarter and six months ended June 30, 1998, prior to the tenant vacating the Properties in June 1998. The Partnership has continued receiving rental payments relating to the four leases not rejected by the tenant. In May 1999, the Partnership re-leased one of the Properties with rental payments beginning in July 1999. The Partnership will not recognize rental and earned income from the three remaining Properties with rejected leases until new tenants for these Properties are located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. The general partners are currently seeking either new tenants or purchasers for the three remaining Properties with rejected leases. While Long John Silver's, Inc. has not rejected or affirmed the remaining four leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the four leases that were rejected, as described above, and the lost revenues that would result in the event the remaining four leases are rejected could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner.

         During the six months ended June 30, 1999 and 1998, the Partnership earned $20,114 and $39,637, respectively, in interest and other income, $9,010 and $19,451 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. The decrease in interest and other income during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, was primarily attributable to a decrease in cash and cash equivalents related to the fact that, in June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to four of the eight Properties they lease. As a result, this tenant ceased making rental payments on the four rejected leases, as described above.

         For the quarter and six months ended June 30, 1999 and 1998, the Partnership also owned and leased six Properties indirectly through one joint venture arrangement and two Properties as tenants-in-common with affiliates of the general partners. In connection with these joint venture arrangements, during the six months ended June 30, 1999 and 1998, the Partnership earned $123,928 and $120,294, respectively, $62,027 and $60,549 of which was earned during the quarters ended June 30, 1999 and 1998, respectively.

         Operating expenses, including depreciation and amortization expense, were $417,916 and $252,376 for the six months ended June 30, 1999 and 1998, respectively, $222,744 and $124,967 of which was incurred during the quarters ended June 30, 1999 and 1998, respectively. The increase in operating expenses during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, was partially attributable to the fact that the Partnership accrued insurance and real estate taxes as a result of Long John Silver's, Inc. filing for bankruptcy and rejecting the leases relating to four Properties in June 1998. In addition, the increase in operating expenses was partially attributable to an increase in depreciation expense due to the fact that during the year ended December 31, 1998 the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. In May 1999, the Partnership re-leased one of the Properties with a rejected lease. The Partnership will continue to incur certain expenses, such as real estate taxes, insurance and maintenance relating to the Properties with rejected leases until replacement tenants or purchasers are located. The Partnership is currently seeking either replacement tenants or purchasers for these Properties. In addition, the Partnership will incur certain expenses such as real estate taxes, insurance and maintenance relating to one or more of the four Properties still leased by Long John Silver's, Inc. if one or more of the leases are rejected.

         The increase in operating expenses for the quarter and six months ended June 30, 1999 was also partially due to the fact that the Partnership incurred $74,477 and $107,297 in transaction costs for the quarter and six months ended June 30, 1999, respectively, related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         At June 30, 1999, the Partnership recorded a provision for loss on building in the amount of $132,446 for financial reporting purposes relating to a Long John Silver's Property in Gastonia, North Carolina, the lease for which was rejected by the tenant in June 1998, as described above. The tenant of this Property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The impairment represents the difference between the carrying value of the Property at June 30, 1999 and the estimated net sales proceeds from the sale of the Property based on a purchase and pending sales contract with an unrelated third party.

Proposed Merger

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,866,951 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $36,726,950 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. As of June 30, 1999 the Partnership did not have any information or non-information technology systems. The general partners and certain of the affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 team, for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from certain of the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

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

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect that all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and their affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates will have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and their affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, we have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.

            On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

            On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc. CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

Item 2.     Changes in Securities.       Inapplicable.

Item 3.     Default upon Senior Securities.   Inapplicable.

Item 4.     Submission of Matters to a Vote of Security Holders.   Inapplicable.

Item 5.     Other Information.        Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

     (a)      Exhibits

                     2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 and as amended June 4, 1999 (filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 1 to the Registration Statement of APF on Form S-4, File No. 74329.)

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

                     27         Financial Data Schedule (Filed herewith.)

     (b)     Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of August, 1999.


                      CNL INCOME FUND XV, LTD.

                                  By:      CNL REALTY CORPORATION
                                           General Partner


                                           By:   /s/ James M. Seneff, Jr.
                                                 ------------------------------
                                                 JAMES M. SENEFF, JR.
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


                                           By:   /s/ Robert A. Bourne
                                                 ------------------------------
                                                 ROBERT A. BOURNE
                                                 President and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)