Form 10-K405/A
period 1998-12-31
CNL INCOME FUND XV LTD
filed 1999-10-29
CIK 913057

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended    December 31, 1998
                                          -------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to _______________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes   X    No ____
                                       -----

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund XV, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business, Item 2. Properties, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.


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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $35,200,000 and were used to acquire 45 Properties, including 15 Properties consisting of only land and two Properties owned by a joint venture in which the Partnership is a co-venturer, to pay acquisition fees totalling $2,200,000 to an affiliate of the General Partners and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1995, the tenant of two Checkers Properties in Knoxville, Tennessee, and one Checkers Property in Leavenworth, Kansas, which consisted of land only, exercised its option in accordance with the lease agreements to substitute other Properties for these three Properties. The Partnership sold the two Properties in Knoxville, Tennessee, and the Property in Leavenworth, Kansas, and used the net sales proceeds to acquire two Checkers Properties, consisting of land only, located in Orlando and Bradenton, Florida. During the year ended December 31, 1996, the Partnership acquired a Property in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. In addition, during the year ended December 31, 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its two Properties to the tenant. The joint venture reinvested the majority of the net sales proceeds in four Boston Market Properties (one of which consisted of only land) and one Golden Corral Property. During the year ended December 31, 1997, Wood-Ridge Real Estate Joint Venture reinvested the remaining proceeds from the sales of the two Properties in 1996, in a Taco Bell Property in Anniston, Alabama. In addition, during the year ended December 31, 1998, the Partnership acquired a Property in Fort Myers, Florida, with an affiliate of the General Partners as tenants-in-common. As a result of the above transactions, as of December 31, 1998, the Partnership owned 50 Properties. The 50 Properties include 14 wholly owned Properties consisting of only land, six Properties owned by a joint venture in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common. The lessee of the 14 wholly owned Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the leases, to remove the buildings from the land at the end of the lease terms.
The Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

     In June 1998, October 1998 and January 1999, three tenants, Long John Silvers, Inc., Finest Foodservice, LLP, and B.C. Superior, LLC, respectively, filed for bankruptcy and rejected the leases relating to six of their ten leases (including two Properties held by Wood-Ridge Real Estate Joint Venture) and ceased making rental payments to the Partnership relating to those leases that were rejected. The Partnership will not recognize rental and earned income from these six Properties until new tenants for these Properties are located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. As of March 11, 1999, the Partnership has continued receiving rental payments on the Properties that have not been rejected. While Long John Silver's has not rejected or affirmed their remaining four leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the six leases that were rejected, as described above, and the possible rejection of the remaining four leases could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease these Properties in a timely manner. In February 1999, the Partnership entered into a new lease for one of the six Properties whose leases were rejected, with a new tenant. The lease terms for this Property are substantially the same as the Partnership's other leases as described above. The General Partners are currently seeking either new tenants or purchasers for the remaining five Properties.

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

Joint Venture and Tenancy in Common Arrangements

     In August 1994, the Partnership entered into a joint venture arrangement, Wood-Ridge Real Estate Joint Venture with CNL Income Fund XIV, Ltd., an affiliate of the General Partners to purchase and hold two Properties. The affiliate is a limited partnership organized pursuant to the laws of the State of Florida. In September 1996, Wood-Ridge Real Estate Joint Venture sold its two Properties to the tenant and as of December 31, 1997, had reinvested the majority of the net sales proceeds in six replacement Properties. The joint venture distributed the remaining net sales proceeds to the Partnership and its co-venture partner on a pro-rata basis during 1997. The joint venture arrangement provides for the Partnership and its joint venture partner to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership has a 50% interest in Wood-Ridge Real Estate Joint Venture. The Partnership and its joint venture partner are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

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

     In January 1996, the Partnership entered into an agreement to hold a Golden Corral Property as tenants-in-common, with CNL Income Fund IV, Ltd., CNL Income Fund VI, Ltd., and CNL Income Fund X, Ltd., each of which is an affiliate of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co-tenant's percentage interest. The Partnership owns a 16 percent interest in this Property.

     In June 1998, the Partnership entered into an agreement to hold a Bennigan's Property as tenants-in-common, with CNL Income Fund VI, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-tenant's percentage interest. The Partnership owns a 15 percent interest in this Property.

     Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

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

Item 2.  Properties

     As of December 31, 1998, the Partnership owned 50 Properties. Of the 50 Properties, 42 are owned by the Partnership in fee simple, six are owned through one joint venture arrangement and two are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses. This schedule was filed with the Partnership's Form 10-K for the year ended December 31, 1998.

Description of Properties

     Land. The Partnership's Property sites range from approximately 15,600 to 137,700 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with the Partnership's Form 10-K for the year ended December 31, 1998.

         State                                  Number of Properties
         -----                                  --------------------
         Alabama                                          1
         California                                       3
         Florida                                         10
         Georgia                                          4
         Kentucky                                         1
         Minnesota                                        1
         Missouri                                         1
         Mississippi                                      1
         North Carolina                                   6
         New Jersey                                       1
         New Mexico                                       1
         Ohio                                             2
         Oklahoma                                         2
         Pennsylvania                                     2
         South Carolina                                   5
         Tennessee                                        4
         Texas                                            4
         Virginia                                         1
                                                    --------
         TOTAL PROPERTIES:                               50
                                                    ========

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the 14 Checkers Properties owned by the Partnership and one Boston Market Property owned by Wood-Ridge Real Estate Joint Venture are owned by the tenants. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 1,500 to 11,000 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1998, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 40 years for federal income tax purposes. As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Properties owned through tenancy in common arrangements) for federal income tax purposes was $32,521,622 and $6,778,303, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by Restaurant Chain.

         Restaurant Chain                                  Number of Properties
         ----------------                                  --------------------
         Bennigan's                                                    1
         Boston Market                                                 4
         Checkers                                                     14
         Denny's                                                       2
         East Side Mario's                                             1
         Golden Corral                                                 5
         Hardee's                                                      7
         Jack in the Box                                               4
         Long John Silver's                                            9
         Quincy's                                                      1
         Taco Bell                                                     1
         Wendy's                                                       1
                                                                ---------
         TOTAL PROPERTIES:                                            50
                                                                =========

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

     At December 31, 1998, 88% of the Properties were occupied. At December 31, 1997, 1996, 1995 and 1994, all of the properties were occupied. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                                               For the Year Ended December 31:
                                 1998                 1997                 1996                 1995                 1994
                             ---------------      ---------------      ---------------      ---------------      ---------------
   Rental Income (1)            $3,461,756           $3,906,700           $3,905,897           $3,838,766           $1,140,187
   Properties                           50                   49                   48                   44                   43
   Average per Unit             $   69,235           $   79,729           $   81,373           $   87,245           $   26,516

(1) Rental income includes the Partnership's share of rental income from the Properties owned through a joint venture arrangement and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1998 for each of the ten years beginning with 1999 and thereafter.

                                                                                                          Percentage of
                                               Number                     Annual Rental                    Gross Annual
             Expiration Year                  of Leases                      Revenues                     Rental Income
         ----------------------          ------------------             ------------------            ---------------------
                  1999                            --                             --                               --
                  2000                            --                             --                               --
                  2001                            --                             --                               --
                  2002                            --                             --                               --
                  2003                            --                             --                               --
                  2004                            --                             --                               --
                  2005                            --                             --                               --
                  2006                            --                             --                               --
                  2007                            --                             --                               --
                  2008                            --                             --                               --
               Thereafter                         45                      3,416,232                           100.00%
                                           ---------                    -----------                       ----------
               Totals (1)                         45                      3,416,232                           100.00%
                                           =========                    ===========                       ==========

(1)  Excludes five Properties which were vacant at December 31, 1998.

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

                                    PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains.
The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 50 Properties, either directly or through joint venture or tenancy in common arrangements.

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

     None of the Properties owned by the Partnership, or the joint venture or tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

     Currently, cash reserves and rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or make distributions to partners. At December 31, 1998, the Partnership had $1,214,444 invested in such short-term investments as compared to $1,614,708 at December 31, 1997. The decrease in cash and cash equivalents during 1998, is primarily due to the fact that in June 1998 the Partnership invested in a Bennigan's Property as tenants-in-common with an affiliate of the General Partners and due to the fact that the Partnership declared and paid a special distribution of cumulative excess operating reserves to the Limited Partners of $200,000 during 1998. As of December 31, 1998, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. The funds remaining at December 31, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

     In addition, for the years ended December 31, 1998, 1997 and 1996, the Partnership earned $236,553, $239,249 and $392,862, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The decrease in net income earned by joint ventures during 1997, as compared to 1996, is primarily attributable to the fact that in September 1996, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50 percent interest, recognized a gain of approximately $261,100 for financial reporting purposes as a result of the sale of its Properties in September 1996, as described above in "Capital Resources." The joint venture reinvested the majority of the net sales proceeds in five Properties in October 1996 and one Property in January 1997, therefore, the sale of the two Properties did not have a material adverse effect on operations.

     During the year ended December 31, 1998, five lessees of the Partnership, Flagstar Enterprises, Inc., Checkers Drive-In Restaurants, Inc., Long John Silver's, Inc., Foodmaker, Inc. and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from six Properties owned by a joint venture and two Properties owned with affiliates as tenants-in-common). As of December 31, 1998, Flagstar Enterprises, Inc. was the lessee under leases relating to eight restaurants, Checkers Drive-

In Restaurants, Inc. was the lessee under leases relating to 14 restaurants, Long John Silver's, Inc. was the lessee under leases relating to four restaurants (excluding the four leases rejected by the tenant as described above), Foodmaker, Inc. was the lessee under leases relating to four restaurants and Golden Corral Corporation was lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Flagstar Enterprises, Inc., Checkers Drive-In Restaurants, Foodmaker, Inc., and Golden Corral Corporation each will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, during the year ended December 31, 1998, five Restaurant Chains, Hardee's, Checkers Drive-In Restaurants, Long John Silver's, Golden Corral and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from six Properties owned by a joint venture and two Properties owned with affiliates as tenants-in-common). In 1999, it is anticipated that Hardee's, Checker's Drive-In Restaurants, Golden Corral and Jack in the Box each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

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

Proposed Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 3,733,901 APF Shares. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other was $36,726,950 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the Limited Partners that is expected to be held in the fourth quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Year 2000 Readiness Disclosure

Overview of Year 2000 Problem

   The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Information and Non-Information Technology Systems

     The Partnership does not have any information or non-information technology systems. The General Partners and their affiliates provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the General Partners' affiliates consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates have no internally generated programmed software coding to correct, because substantially all of the software utilized by the affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's restaurant properties is the responsibility of the tenants of such properties in accordance with the terms of the Partnership's leases.

The Y2K Team

     In early 1998, the General Partners and their affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the year 2000 problem. The Y2K Team consists of the General Partners and members from their affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

     The information system of the General Partners' affiliates is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team has contacted and is evaluating documentation from the respective vendors and manufacturers to verify the year 2000 compliance of their products. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates.

     In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has material third party relationships. Such third parties, in addition to the providers of information and non-information technology systems, consist of the Partnership's transfer agent and financial institutions. The Partnership depends on its transfer agent to maintain and track investor information and its financial institutions for availability of cash.

     As of September 15, 1999, the Y2K Team had received responses from approximately 60% of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the General Partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. The Y2K Team is in the process of evaluating the responses and expects to complete this process by October 31, 1999. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades of the hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the General Partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

     The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners do not expect that the Partnership will incur any costs in connection with year 2000 remedial measures.

Assessing the Risks to the Partnership of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Partnership

     The General Partners believe that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Partnership is the failure of one or more of these systems as a result of year 2000 problems. Because the Partnership's major source of income is rental payments under long-term triple-net leases, any failure of information or non-information technology systems used by the Partnership is not expected to have a material impact on the results of operations of the Partnership. Even if such systems failed, the payment of rent under the Partnership's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within the control of the General Partners and their affiliates before the year 2000.

     The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the year 2000 compliance of the information or non-information technology systems used by the Partnership, the Y2K Team will develop a contingency plan if deemed necessary at that time.

Risk of Inability of Transfer Agent to Accurately Maintain Partnership Records

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's transfer agent is that the transfer agent will fail to achieve year 2000 compliance of its systems and will not be able to accurately maintain the records of the Partnership. This could result in the inability of the Partnership to accurately identify its Limited Partners for purposes of distributions, delivery of disclosure materials and transfer of units. The Y2K Team has received certification from the Partnership's transfer agent of its year 2000 compliance. Despite the positive response from the transfer agent, the General Partners cannot be assured that the transfer agent has addressed all possible year 2000 issues.

     The Y2K Team has developed a contingency plan pursuant to which the General Partners and their affiliates would maintain the records of the Partnership manually, in the event that the systems of the transfer agent are not year 2000 compliant. The General Partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The General Partners do not anticipate that the additional cost of these resources would have a material impact on the results of operations of the Partnership.

Risk of Loss of Short-Term Liquidity from Failure of Financial Institutions to Achieve Year 2000 Compliance

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's financial institutions is that some or all of its funds on deposit with such financial institutions may be temporarily unavailable. The Y2K Team has received responses from 93% of the Partnership's financial institutions indicating that their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. Despite the positive responses from the financial institutions, the General Partners cannot be assured that the financial institutions have addressed all possible year 2000 issues. The loss of short-term liquidity could affect the Partnership's ability to pay its expenses on a current basis. The General Partners do not anticipate that a loss of short-term liquidity would have a material impact on the results of operations of the Partnership.

     Based upon the responses received from the Partnership's financial institutions and the inability of the Y2K Team to identify a suitable alternative for the deposit of funds that is not subject to potential year 2000 problems, the Y2K Team has determined not to develop a contingency plan to address this risk.

Risks of Late Payment or Non-Payment of Rent by Tenants

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's tenants is that some of the tenants may make rental payments late as the result of the failure of the tenants to achieve year 2000 compliance of their systems used in the payment of rent, the failure of the tenant's financial institutions to achieve year 2000 compliance, or the temporary disruption of the tenants' businesses. The Y2K Team is in the process of requesting responses from the Partnership's tenants indicating the extent to which their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. The General Partners cannot be assured that the tenants have addressed all possible year 2000 issues. The late payment of rent by one or more tenants would affect the results of operations of the Partnership in the short-term.

     The General Partners are also aware of predictions that the year 2000 problem, if uncorrected, may result in a global economic crisis. The General Partners are not able to determine if such predictions are true. A widespread disruption of the economy could affect the ability of the Partnership's tenants to pay rent and, accordingly, could have a material impact on the results of operations of the Partnership.

     Because payment of rent is under the control of the Partnership's tenants, the Y2K Team is not able to develop a contingency plan to address these risks. In the event of late payment or non-payment of rent, the General Partners will assess the remedies available to the Partnership under its lease agreements.

Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------

                                                   Page
                                                   ----
Report of Independent Accountants                    17

Financial Statements:

Balance Sheets                                       18

Statements of Income                                 19

Statements of Partners' Capital                      20

Statements of Cash Flows                             21

Notes to Financial Statements                        23

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



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 27, 1999, except for the second paragraph of Note 10 for which the date is March 11, 1999.

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                            December 31,
                                                                    1998                      1997
                                                            ------------------         ------------------
                   ASSETS
                   ------
Land and buildings on operating leases, less
   accumulated depreciation and allowance
   for loss on land and building                                   $23,173,909               $22,145,138
Net investment in direct financing leases                            7,589,694                 9,264,307
Investment in joint ventures                                         2,743,450                 2,561,816
Cash and cash equivalents                                            1,214,444                 1,614,708
Receivables, less allowance for doubtful
   accounts of $849 in 1998                                             62,465                    26,888
Prepaid expenses                                                         9,627                     7,633
Organization costs, less accumulated
   amortization of $9,549 and $7,548                                       451                     2,452
Accrued rental income                                                1,565,014                 1,422,781
                                                            ------------------         -----------------

                                                                   $36,359,054               $37,045,723
                                                            ==================         =================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable                                                   $       592               $     6,991
Accrued and escrowed real estate
   taxes payable                                                        16,019                     6,158
Distributions payable                                                  800,000                   800,000
Due to related parties                                                  23,337                     4,311
Rents paid in advance                                                   53,206                     4,860
                                                            ------------------         -----------------
       Total liabilities                                               893,154                   822,320

Partners' capital                                                   35,465,900                36,223,403
                                                            ------------------         -----------------

                                                                   $36,359,054               $37,045,723
                                                            ==================         =================

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                                 Year Ended December 31,
                                                                1998                       1997                      1996
                                                         ----------------           ----------------          ----------------
Revenues:
 Rental income from operating leases                           $2,443,550                 $2,527,261                $2,527,261
 Adjustments to accrued rental income                            (250,631)                        --                        --
 Earned income from direct
   financing leases                                               937,286                  1,059,530                 1,069,205
 Contingent rental income                                          41,463                     25,791                    23,318
 Interest and other income                                         62,819                     56,183                    55,964
                                                         ----------------           ----------------          ----------------
                                                                3,234,487                  3,668,765                 3,675,748
                                                         ----------------           ----------------          ----------------
Expenses:
 General operating and administrative                             137,794                    135,714                   149,388
 Professional services                                             26,208                     24,526                    19,881
 Management fees to related parties                                33,990                     35,321                    35,126
 Real estate taxes                                                 16,797                         --                        --
 State and other taxes                                             27,763                     29,200                    30,924
 Depreciation and amortization                                    281,888                    248,348                   248,232
 Transaction costs                                                 23,196                         --                        --
                                                         ----------------           ----------------          ----------------
                                                                  547,636                    473,109                   483,551
                                                         ----------------           ----------------          ----------------
Income Before Equity in Earnings
 of Joint Ventures and Provision for
 Loss on Land and Buildings                                     2,686,851                  3,195,656                 3,192,197

Equity in Earnings of Joint Ventures                              236,553                    239,249                   392,862

Provision for Loss on Land and Buildings                         (280,907)                        --                        --
                                                         ----------------           ----------------          ----------------

Net Income                                                     $2,642,497                 $3,434,905                $3,585,059
                                                         ================           ================          ================

Allocation of Net Income:
 General partners                                              $   28,218                 $   34,349                $   35,851
 Limited partners                                               2,614,279                  3,400,556                 3,549,208
                                                         ----------------           ----------------          ----------------

                                                               $2,642,497                 $3,434,905                $3,585,059
                                                         ================           ================          ================

Net Income Per Limited Partner Unit                            $     0.65                 $     0.85                $     0.89
                                                         ================           ================          ================

Weighted Average Number of Limited
 Partner Units Outstanding                                      4,000,000                  4,000,000                 4,000,000
                                                         ================           ================          ================

                See accompanying notes to financial statements.

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1998, 1997 and 1996


                                   General Partners                            Limited Partners
                             --------------------------    ----------------------------------------------------------
                                            Accumulated                                   Accumulated    Syndication
                             Contributions   Earnings      Contributions  Distributions     Earnings        Costs        Total
                             -------------  -----------    -------------  -------------   ------------  ------------  ------------
Balance, December 31, 1995          $1,000     $ 46,211      $40,000,000   $ (4,085,947)   $ 4,512,175   $(4,790,000)  $35,683,439

 Distributions to limited
   partners ($0.82 per
   limited partner unit)                --           --               --     (3,280,000)            --            --    (3,280,000)
 Net income                             --       35,851               --             --      3,549,208            --     3,585,059
                             -------------  -----------    -------------  -------------   ------------  ------------  ------------

Balance, December 31, 1996           1,000       82,062       40,000,000     (7,365,947)     8,061,383    (4,790,000)   35,988,498

 Distributions to limited
   partners ($0.80 per
   limited partner unit)                --           --               --     (3,200,000)            --            --    (3,200,000)
 Net income                             --       34,349               --             --      3,400,556            --     3,434,905
                             -------------  -----------    -------------  -------------   ------------  ------------  ------------

Balance, December 31, 1997           1,000      116,411       40,000,000    (10,565,947)    11,461,939    (4,790,000)   36,223,403

 Distributions to limited
   partners ($0.85 per
   limited partner unit)                --           --               --     (3,400,000)            --            --    (3,400,000)
 Net income                             --       28,218               --             --      2,614,279            --     2,642,497
                             -------------  -----------    -------------  -------------   ------------  ------------  ------------

Balance, December 31, 1998          $1,000     $144,629      $40,000,000   $(13,965,947)   $14,076,218   $(4,790,000)  $35,465,900
                             =============  ===========    =============  =============   ============  ============  ============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                                                                   Year Ended December 31,
                                                                       1998                   1997                    1996
                                                                   ------------           ------------            -------------
Increase (Decrease) in Cash and Cash Equivalents:

Cash Flows from Operating Activities:
     Cash received from tenants                                     $ 3,143,119             $ 3,228,741             $ 3,378,973
     Distributions from joint ventures                                  271,075                 249,318                 259,407
     Cash paid for expenses                                            (252,042)               (218,106)               (246,748)
     Interest received                                                   54,576                  46,642                  43,050
                                                                   ------------           -------------           -------------
       Net cash provided by operating activities                      3,216,728               3,306,595               3,434,682
                                                                   ------------           -------------           -------------

   Cash Flows from Investing Activities:
     Investment in joint ventures                                      (216,992)                     --                (129,939)
     Return of capital from joint venture                                    --                  51,950                      --
                                                                   ------------           -------------           -------------
       Net cash provided by (used in) investing
         activities                                                    (216,992)                 51,950                (129,939)
                                                                   ------------           -------------           -------------

   Cash Flows from Financing Activities:
     Distributions to limited partners                               (3,400,000)             (3,280,000)             (3,200,000)
                                                                   ------------           -------------           -------------
         Net cash used in financing activities                       (3,400,000)             (3,280,000)             (3,200,000)
                                                                   ------------           -------------           -------------

Net Increase (Decrease) in Cash and Cash Equivalents                   (400,264)                 78,545                 104,743

Cash and Cash Equivalents at Beginning of Year                        1,614,708               1,536,163               1,431,420
                                                                   ------------           -------------           -------------

Cash and Cash Equivalents at End of Year                            $ 1,214,444             $ 1,614,708             $ 1,536,163
                                                                   ============           =============           =============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------

                                                                                  Year Ended December 31,
                                                                    1998                    1997                     1996
                                                            ------------------      ------------------       ------------------
Reconciliation of Net Income to Net Cash Provided by
 Operating Activities:

   Net income                                                $       2,642,497       $       3,434,905        $       3,585,059
                                                            ------------------      ------------------       ------------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                    279,051                 245,563                  245,563
       Amortization                                                      2,837                   2,785                    2,669
       Equity in earnings of joint ventures, net of
         distributions                                                  34,522                  10,069                 (133,455)
       Provision for loss on land and buildings                        280,907                      --                       --
       Decrease (increase) in receivables                              (33,427)                  3,288                   58,013
       Decrease in net investment in direct
         financing leases                                               85,884                  87,508                   77,834
       Increase in prepaid expenses                                     (1,994)                   (584)                  (4,234)
       Increase in accrued rental income                              (142,233)               (431,079)                (431,654)
       Increase in accounts payable and accrued
         expenses                                                        3,462                   1,515                    1,972
       Increase (decrease) in due to related parties                    16,876                   2,956                   (6,880)
       Increase (decrease) in rents paid in
         advance                                                        48,346                 (50,331)                  39,795
                                                            ------------------      ------------------       ------------------
          Total adjustments                                            574,231                (128,310)                (150,377)
                                                            ------------------      ------------------       ------------------

Net Cash Provided by Operating Activities                    $       3,216,728       $       3,306,595        $       3,434,682
                                                            ==================      ==================       ==================

Supplemental Schedule of Non-Cash Financing
Activities:

 Distributions declared and unpaid at December 31            $         800,000       $         800,000        $         880,000
                                                            ==================      ==================       ==================


                See accompanying notes to financial statements.

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies:
     -------------------------------

     Organization and Nature of Business - CNL Income Fund XV, Ltd. (the
     -----------------------------------
     "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food and family-style restaurant chains.

     The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

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

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Investment in Joint Ventures - The Partnership accounts for its interests
     ----------------------------
     in Wood-Ridge Real Estate Joint Venture and properties in Clinton, North Carolina and Fort Myers, Florida, held as tenants-in-common with affiliates, using the equity method since the Partnership shares control with affiliates which have the same general partners.

     Cash and Cash Equivalents - The Partnership considers all highly liquid
     -------------------------
     investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

     Organization Costs - Organization costs were amortized over five years
     ------------------
     using the straight-line method.

     Income Taxes - Under Section 701 of the Internal Revenue Code, all income,
     ------------
     expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

     Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

     Use of Estimates - The general partners of the Partnership have made a
     ----------------
     number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

2.   Leases:
     ------

     The Partnership leases its land or land and buildings primarily to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases are classified as operating leases and some of the leases are classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of the majority of these leases are operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, generally the tenant pays all property taxes and assessments, fully maintains the interior and

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


2.   Leases - Continued:
     ------------------

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

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                          1998                   1997
                                                   ---------------        ---------------
            Land                                       $15,579,852            $15,579,852
            Buildings                                    8,955,616              7,366,887
                                                   ---------------        ---------------
                                                        24,535,468             22,946,739

            Less accumulated depreciation               (1,080,652)              (801,601)
                                                   ---------------        ---------------
                                                        23,454,816             22,145,138

            Less allowance for loss on
                land and buildings                        (280,907)                    --
                                                   ---------------        ---------------
                                                       $23,173,909            $22,145,138
                                                   ===============        ===============

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

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

          1999                                                             $ 2,079,263
          2000                                                               2,205,272
          2001                                                               2,208,745
          2002                                                               2,239,958
          2003                                                               2,255,872
          Thereafter                                                        24,476,132
                                                                      -----------------

                                                                           $35,465,242
                                                                      =================

     Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                         1998                 1997
                                                 -----------------     ----------------

          Minimum lease payments receivable           $ 15,275,632         $ 19,905,444
          Estimated residual values                      2,460,656            2,873,859
          Less unearned income                         (10,146,594)         (13,514,996)
                                                 -----------------     ----------------

          Net investment in direct financing
           leases                                     $  7,589,694         $  9,264,307
                                                 =================     ================

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


4.   Net Investment in Direct Financing Leases - Continued:
     -----------------------------------------------------

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

          1999                                     $       922,497
          2000                                             925,241
          2001                                             930,728
          2002                                             953,085
          2003                                             958,440
          Thereafter                                    10,585,641
                                                  -----------------

                                                   $    15,275,632
                                                  =================

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

5.   Investment in Joint Ventures:
     ----------------------------

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


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

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

                                                                                 1998                1997
                                                                           ---------------     ---------------
          Land and buildings on operating leases,
           less accumulated depreciation                                        $6,063,237          $5,563,722
          Net investment in direct financing lease                                 826,780                  --
          Cash                                                                      87,245              10,890
          Receivables                                                                1,677               5,923
          Accrued rental income                                                     96,768              74,001
          Other assets                                                                 857               1,078
          Liabilities                                                               69,285              18,195
          Partners' capital                                                      7,007,279           5,637,419
          Revenues                                                                 705,002             650,354
          Net income                                                               579,480             522,611

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

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


6.   Allocations and Distributions:
     -----------------------------

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

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997 and 1996


7.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                     1998                   1997                  1996
                                                               -------------          -------------         --------------
     Net income for financial reporting                          $2,642,497             $3,434,905             $3,585,059
       purposes

     Depreciation for tax reporting
      purposes in excess of depreciation                           (126,518)              (160,007)              (160,007)
      for financial reporting purposes

     Direct financing leases recorded as
      operating leases for tax reporting                             85,884                 87,508                 77,834
      purposes

     Allowance for loss on land and                                 280,907                     --                     --
      buildings

     Equity in earnings of joint ventures
      for tax reporting purposes in
      excess of (less than) equity in
      earnings of joint ventures for                                 33,872                 23,823               (158,836)
      financial reporting purposes
                                                                   (142,233)              (431,079)              (431,654)
     Accrued rental income
                                                                     48,346                (50,331)                39,795
     Rents paid in advance

     Capitalization of transaction costs for
      tax reporting purposes                                         23,196                     --                     --

                                                                      1,686                   (670)                 2,127
     Other                                                     -------------          -------------         --------------

     Net income for federal income tax                           $2,847,637             $2,904,149             $2,954,318
      purposes                                                 =============          =============         ==============

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


8.   Related Party Transactions:
     --------------------------

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

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997 and 1996


9.   Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and earned income from individual lessees or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures) for each of the years ended December 31:

                                                                 1998              1997              1996
                                                            -------------     -------------     -------------
        Checkers Drive-In Restaurants, Inc.                      $719,308          $716,905          $723,558
        Golden Corral Corporation                                 595,343           582,600           531,775
        Flagstar Enterprises, Inc. (and
         Quincy's Restaurants, Inc. for the
         years ended December 31, 1997                            541,527           635,413           638,042
         and 1996)
        Long John Silver's, Inc.                                  510,187           710,325           714,804
        Foodmaker, Inc.                                           417,426           417,426           417,426

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


9.   Concentration of Credit Risk - Continued:
     ----------------------------------------

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

10.  Subsequent Events:
     -----------------

     In January 1999, a Boston Market tenant rejected its lease and ceased making rental payments related to this lease.

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 3,733,901 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $36,726,950 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997 and 1996


10.  Subsequent Events - Continued:
     -----------------------------

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of October, 1999.

                                 CNL INCOME FUND XV, LTD.

                                 By:     CNL REALTY CORPORATION
                                         General Partner

                                         /s/ Robert A. Bourne
                                         ------------------------------
                                         ROBERT A. BOURNE, President


                                 By:     ROBERT A. BOURNE
                                         General Partner

                                         /s/ Robert A. Bourne
                                         ------------------------------
                                         ROBERT A. BOURNE


                                 By:     JAMES M. SENEFF, JR.
                                         General Partner

                                         /s/ James M. Seneff, Jr.
                                         ------------------------------
                                         JAMES M. SENEFF, JR.

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

Signature                                             Title                                    Date
---------                                             -----                                    ----
/s/ Robert A. Bourne                      President, Treasurer and Director                October 28, 1999
------------------------------------      (Principal Financial and Accounting
Robert A. Bourne                          Officer)

/s/ James M. Seneff, Jr.                  Chief Executive Officer and Director             October 28, 1999
------------------------------------      (Principal Executive Officer)
James M. Seneff, Jr.