Form 10-Q
period 1999-09-30
CNL INCOME FUND XV LTD
filed 1999-11-12
CIK 913057

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT of 1934

For the quarterly period ended                 September 30, 1999
                                   ---------------------------------------------

                                      OR

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________

                            Commission file number
                                    0-26216
                        -------------------------------


                           CNL Income Fund XV, Ltd.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Florida                                          59-3198888
---------------------------------           ------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)


450 South Orange Avenue
Orlando, Florida                                                 32801
---------------------------------------------           -----------------------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number
(including area code)                                        (407) 540-2000
                                                        -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     X         No
                                       ---------       ---------

                                   CONTENTS





Part I                                                                  Page
                                                                        ----
   Item 1.    Financial Statements:

               Condensed Balance Sheets                                   1

               Condensed Statements of Income                             2

               Condensed Statements of Partners' Capital                  3

               Condensed Statements of Cash Flows                         4

               Notes to Condensed Financial Statements                    5-7

   Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8-15

   Item 3.    Quantitative and Qualitative Disclosures About
               Market Risk                                                15

Part II

   Other Information                                                      16-18



                                   CNL INCOME FUND XV, LTD.
                               (A Florida Limited Partnership)
                                   CONDENSED BALANCE SHEETS


                                                                                 September 30,       December 31,
                                                                                     1999               1998
                                                                                ---------------    ---------------
                         ASSETS
                         ------
  Land and buildings on operating leases, less accumulated depreciation of
     $1,291,496 and $1,080,652 in 1999 and 1998, respectively, and allowance for loss on land and building of $269,078 and $280,907 in 1999 and 1998,
     respectively                                                                   $ 22,625,732       $ 23,173,909
  Net investment in direct financing leases                                            7,696,331          7,589,694
  Investment in joint ventures                                                         2,742,927          2,743,450
  Cash and cash equivalents                                                            1,011,581          1,214,444
  Receivables, less allowance for doubtful
     accounts of $217 and $849 in 1999 and 1998,
     respectively                                                                         28,041             62,465
  Prepaid expenses                                                                        14,743              9,627
  Organization costs, less accumulated
     amortization of $10,000 and $9,549 in 1999 and
     1998, respectively                                                                       --                451
  Accrued rental income                                                                1,808,073          1,565,014
                                                                                  ---------------    ---------------

                                                                                    $ 35,927,428       $ 36,359,054
                                                                                  ===============    ===============

           LIABILITIES AND PARTNERS' CAPITAL
           ---------------------------------

  Accounts payable                                                                  $    122,308       $        592
  Accrued and escrowed real estate taxes payable                                          28,467             16,019
  Distributions payable                                                                  800,000            800,000
  Due to related party                                                                    10,627             23,337
  Rents paid in advance and deposits                                                      23,743             53,206
                                                                                  ---------------    ---------------
     Total liabilities                                                                   985,145            893,154

  Commitments and Contingencies (Note 4)

  Partners' capital                                                                   34,942,283         35,465,900
                                                                                  ---------------    ---------------

                                                                                    $ 35,927,428       $ 36,359,054
                                                                                  ===============    ===============

                  See accompanying notes to condensed financial statements.


                                   CNL INCOME FUND XV, LTD.
                               (A Florida Limited Partnership)
                                CONDENSED STATEMENTS OF INCOME


                                                     Quarter Ended            Nine Months Ended
                                                     September 30,              September 30,
                                                  1999          1998          1999          1998
                                               ----------    ----------   -----------  -----------
Revenues:
   Rental income from operating leases          $ 596,269     $ 613,294   $ 1,784,734  $ 1,849,278
   Adjustments to accrued rental income                --            --            --     (250,631)
   Earned income from direct financing leases     214,027       219,480       633,755      726,544
   Interest and other income                        9,591        12,045        29,705       51,682
                                               ----------    ----------   -----------  -----------
                                                  819,887       844,819     2,448,194    2,376,873
                                               ----------    ----------   -----------  -----------

Expenses:
   General operating and administrative            35,006        40,231       109,688      107,194
   Professional services                            9,431         5,358        31,652       18,867
   Management fees to related party                 8,366         8,180        24,510       25,475
   Real estate taxes                                7,507        28,562        24,227       31,208
   State and other taxes                               --            --        30,305       27,763
   Depreciation and amortization                   72,598        80,468       223,145      204,668
   Transaction costs                               56,015            --       163,312           --
                                               ----------    ----------   -----------  -----------
                                                  188,923       162,799       606,839      415,175
                                               ----------    ----------   -----------  -----------

Income Before Equity in Earnings of Joint
    Ventures and Provision for Loss on
     Building                                     630,964       682,020     1,841,355    1,961,698

Equity in Earnings of Joint Ventures               66,796        59,208       190,724      179,502

Provision for Loss on Building                    (23,250)           --      (155,696)          --
                                               ----------    ----------   -----------  -----------

Net Income                                     $  674,510    $  741,228   $ 1,876,383  $ 2,141,200
                                               ==========    ==========   ===========  ===========

Allocation of Net Income:
   General partners                            $    6,881    $    7,412   $    19,698  $    21,412
   Limited partners                               667,629       733,816     1,856,685    2,119,788
                                               ----------    ----------   -----------  -----------

                                               $  674,510    $  741,228   $ 1,876,383  $ 2,141,200
                                               ==========    ==========   ===========  ===========

Net Income Per Limited Partner Unit            $     0.17    $     0.18   $      0.46  $      0.53
                                               ==========    ==========   ===========  ===========

Weighted Average Number of Limited Partner
   Units Outstanding                            4,000,000     4,000,000     4,000,000    4,000,000
                                               ==========    ==========   ===========  ===========

                  See accompanying notes to condensed financial statements.


                                   CNL INCOME FUND XV, LTD.
                               (A Florida Limited Partnership)
                          CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                             Nine Months Ended          Year Ended
                                               September 30,           December 31,
                                                   1999                    1998
                                            --------------------    --------------------
General partners:
   Beginning balance                              $     145,629          $      117,411
   Net income                                            19,698                  28,218
                                            --------------------    --------------------
                                                        165,327                 145,629
                                            --------------------    --------------------

Limited partners:
   Beginning balance                                 35,320,271              36,105,992
   Net income                                         1,856,685               2,614,279
   Distributions ($0.60 and $0.85 per
      limited partner unit, respectively)            (2,400,000)             (3,400,000)
                                            --------------------    --------------------
                                                     34,776,956              35,320,271
                                            --------------------    --------------------

Total partners' capital                           $  34,942,283          $   35,465,900
                                            ====================    ====================

                  See accompanying notes to condensed financial statements.


                                   CNL INCOME FUND XV, LTD.
                               (A Florida Limited Partnership)
                              CONDENSED STATEMENTS OF CASH FLOWS


                                                                    Nine Months Ended
                                                                      September 30,
                                                                  1999             1998
                                                              -------------    -------------

Increase (Decrease) in Cash and Cash Equivalents

   Net Cash Provided by Operating Activities                    $2,197,137       $2,415,807
                                                              -------------    -------------

   Cash Flows from Investing Activities:
      Investment in joint venture                                       --         (207,986)
                                                              -------------    -------------
         Net cash used in investing activities                          --         (207,986)
                                                              -------------    -------------

   Cash Flows from Financing Activities:
      Distributions to limited partners                         (2,400,000)      (2,600,000)
                                                              -------------    -------------
         Net cash used in financing activities                  (2,400,000)      (2,600,000)
                                                              -------------    -------------

Net Decrease in Cash and Cash Equivalents                         (202,863)       (392,179)

Cash and Cash Equivalents at Beginning of Period                 1,214,444        1,614,708
                                                              -------------    -------------

Cash and Cash Equivalents at End of Period                      $1,011,581       $1,222,529
                                                              =============    =============

Supplemental Schedule of Non-Cash Financing
   Activities:

      Distributions declared and unpaid at end of
         period                                                  $ 800,000        $ 800,000
                                                              =============    =============

                  See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1999 and 1998


1.      Basis of Presentation:
        ----------------------

        The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

        These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XV, Ltd. (the "Partnership") for the year ended December 31, 1998.

2.      Land and Building on Operating Leases:
        --------------------------------------

        As of September 30, 1999, the Partnership had recorded a provision for loss on building in the amount of $155,696 for financial reporting purposes relating the Long John Silver's property in Gastonia, North Carolina. The tenant of this property filed for bankruptcy during 1998 and ceased payment of rents under the terms of its lease agreement. The total allowance represents the difference between the carrying value of the property at September 30, 1999 and the estimated net sales proceeds from the sale of the property based on a purchase and sales contract with an unrelated third party (see Note 3).

        During the nine months ended September 30, 1999, the Partnership's property in Lancaster, South Carolina was re-leased to a new operator. In accordance with Statement of Financial Accounting Standards #13, "Accounting for Leases," the Partnership classified the land portion of this property as an operating lease while the building was classified as net investment in direct financing lease.

3.      Related Party Transactions:
        ---------------------------

        On September 1, 1999, CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, acquired CNL Fund Advisors, Inc. ("CFA"), an affiliate who provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. As a result of this acquisition, CFA became a wholly owned subsidiary of APF; however, the terms of the management agreement between the Partnership and CFA remain unchanged and in effect.

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1999 and 1998


4.      Commitments and Contingencies:
        ------------------------------

        On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,866,951 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $36,726,950 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

        On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See
        Part II - Item 1. Legal Proceedings.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


4.      Commitments and Contingencies - Continued:
        ------------------------------------------

        In June 1999, the Partnership entered into an agreement with an unrelated third party to sell the Long John Silver's property in Gastonia, North Carolina. As of September 30, 1999, the Partnership had established a provision for loss on building in the amount of $155,696 related to the anticipated sale of this property (see Note 2). As of November 5, 1999, the sale had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1999, the Partnership owned 50 Properties, which included interests in six Properties owned by a joint venture in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources
-----------------

        The Partnership's primary source of capital for the nine months ended September 30, 1999 and 1998 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,197,137 and $2,415,807 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in cash from operations for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

        Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposits at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1999, the Partnership had $1,011,581 invested in such short-term investments, as compared to $1,214,444 at December 31, 1998. The funds remaining at September 30, 1999, after payment of distributions and other liabilities, will be used meet the Partnership's working capital and other needs.

Short-Term Liquidity
--------------------

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

        The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 1998, accumulated excess operating reserves, the Partnership declared distributions to limited partners of $2,400,000 and $2,600,000 for the nine months ended September 30, 1999 and 1998, respectively ($800,000 for each of the quarters ended September 30, 1999 and 1998). This represents distributions of $0.60 and $0.65 per unit for the nine months ended September 30, 1999 and 1998, respectively ($0.20 for each of the quarters ended September 30, 1999 and 1998). No distributions were made to the general partners for the quarters and nine months ended September 30, 1999 and 1998. No amounts distributed to the limited partners for the nine months ended September 30, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

        Total liabilities of the Partnership, including distributions payable, increased to $985,145 at September 30, 1999, from $893,154 at December 31, 1998, primarily as a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

        In June 1999, the Partnership entered into an agreement with an unrelated third party to sell the Long John Silver's Property in Gastonia, North Carolina. As of November 5, 1999, the sale had not occurred.

Long-Term Liquidity
-------------------

        The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations
---------------------

        During each of the nine months ended September 30, 1999 and 1998, the Partnership owned and leased 42 wholly owned Properties to operators of fast-food and family-style restaurant chains. During the nine months ended September 30, 1999 and 1998, the Partnership earned $2,418,489 and $2,325,191, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $810,296 and $832,774 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. Rental and earned income was lower during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1999, primarily due to the fact that in June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to four of the eight Properties it leased. As a result, during the nine months ended September 30, 1998, the Partnership wrote off $250,631 in accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to these Properties. No amounts were written off during the nine months ended September 30, 1999.

The effect from the write-off of accrued rental income was partially offset by the fact that the Partnership recorded rental and earned income during the nine months ended September 30, 1998, prior to the tenant vacating the Properties in June 1998. In May 1999, the Partnership re-leased one of the Properties with a rejected lease and rental payments commenced in July 1999. The Partnership will not recognize rental and earned income from the three remaining Properties with rejected leases until new tenants for these Properties are located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. In August 1999, Long John Silver's, Inc. assumed and affirmed its four remaining leases, and the Partnership has continued receiving rental payments relating to these four leases.

        For the quarter and nine months ended September 30, 1999 and 1998, the Partnership also owned and leased six Properties indirectly through one joint venture arrangement and two Properties as tenants-in-common with affiliates of the general partners. In connection therewith, during the nine months ended September 30, 1999 and 1998, the Partnership earned $190,724 and $179,502, respectively, $66,796 and $59,208 of which was earned during the quarters ended September 30, 1999 and 1998, respectively.

        Operating expenses, including depreciation and amortization expense, were $606,839 and $415,175 for the nine months ended September 30, 1999 and 1998, respectively, $188,923 and $162,799 of which was incurred during the quarters ended September 30, 1999 and 1998, respectively. The increase in operating expenses during the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, was partially attributable to an increase in depreciation expense due to the fact that during the quarter ended June 30, 1998 the Partnership reclassified assets from net investment in direct financing leases to land and buildings on operating leases as a result of Long John Silver's, Inc. filing for bankruptcy and rejecting the leases relating to four Properties. In May 1999, the Partnership re-leased one of the Properties with a rejected lease. During the nine months ended September 30, 1999 and 1998, the Partnership incurred certain expenses, such as real estate taxes, insurance, and maintenance relating to the four Properties whose leases were rejected by the tenant, as described above. The Partnership will continue to incur certain expenses, such as real estate taxes, insurance and maintenance relating to the Properties with rejected leases until replacement tenants or purchasers are located. Due to the fact that Long John Silver's, Inc. assumed and affirmed its four remaining leases, as described above, Long John Silver's, Inc. will be responsible for such expenses relating to these Properties; therefore, the general partners do not anticipate that the Partnership will incur these expenses, for these Properties, in the future.

        The increase in operating expenses for the quarter and nine months ended September 30, 1999 was also partially due to the fact that the Partnership incurred $56,015 and $163,312 in transaction costs for the quarter and nine months ended September 30, 1999, respectively, related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF, as described below. If the limited partners reject the merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

        During the six months ended June 30, 1999, the Partnership recorded a provision for loss on building by $132,446 for financial reporting purposes relating to a Long John Silver's Property in Gastonia, North Carolina, the lease for which was rejected by the tenant in June 1998, as described above. At September 30, 1999, the Partnership increased the provision for loss on building by $23,250 for this Property. The impairment represents the difference between the carrying value of the Property at September 30, 1999 and the estimated net sales proceeds of the Property based on a purchase and pending sales contract with an unrelated third party as described in "Short-Term Liquidity". No such provision for loss was recorded for quarter and nine months ended September 30, 1998.

Proposed Merger
---------------

        On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,866,951 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $36,726,950 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

        On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure
------------------------------

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

Assessing Year 2000 Readiness

        The Y2K Team's initial step in assessing year 2000 readiness consisted of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

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

        As of September 30, 1999, the Y2K Team had received responses from approximately 62 percent of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the general partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

        In addition, the Y2K Team has requested documentation from the Partnership's tenants. As of September 30, 1999, the Y2K Team had received responses from approximately 80 percent of the tenants. All of the responses were in writing. Of the tenant's responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. The general partners cannot be assured that the tenants have adequately considered the impact of the year 2000. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

        The Y2K Team has identified and completed upgrades for its hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

                          PART II. OTHER INFORMATION


Item 1.        Legal Proceedings.
               -----------------

               On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M.
                  --------------------------------------------------------
               Hewitt Bernard J. Schulte, Edward M. and Margaret Berol Trust,
               --------------------------------------------------------------
               and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL
               --------------------------------------------------------------
               Realty Corporation, and CNL American Properties Fund, Inc., Case
               -----------------------------------------------------------
               No. CIO-99-0003561.

               On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually
                                                     ------------------------
               and on behalf of a class of persons similarly situated, v. CNL
               --------------------------------------------------------------
               American Properties Fund, Inc., James M. Seneff, Jr., Robert A.
               ---------------------------------------------------------------
               Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc. CNL
               -----------------------------------------------------------
               Financial Corporation a/k/a CNL Financial Corp., CNL Financial
               --------------------------------------------------------------
               Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the
               -----------------------------------
               Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

               On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income
                                                             -----------------
               Funds Litigation, Case No. 99-3561. Pursuant to this order, the
               ----------------------------------
               plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999, and the various defendants, including the general partners, have 45 days to respond to that consolidated complaint.

Item 2.      Changes in Securities.  Inapplicable.
             ---------------------

Item 3.      Default upon Senior Securities.  Inapplicable.
             ------------------------------

Item 4.      Submission of Matters to a Vote of Security Holders.  Inapplicable.
             ---------------------------------------------------

Item 5.      Other Information.   Inapplicable.
             -----------------

Item 6.      Exhibits and Reports on Form 8-K.
             --------------------------------

     (a)  Exhibits

          2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999, as amended June 4, 1999, and as amended October 27, 1999 (filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 3 to the Registration Statement of APF on Form S-4, File No. 333-74329.)

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

          27   Financial Data Schedule (Filed herewith.)

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED this 10th day of November, 1999.


                             CNL INCOME FUND XV, LTD.

                             By:     CNL REALTY CORPORATION
                                     General Partner


                                    By:         /s/ James M. Seneff, Jr.
                                                -------------------------------
                                                JAMES M. SENEFF, JR.
                                                Chief Executive Officer
                                                (Principal Executive Officer)


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