Form 10-K405
period 1999-12-31
CNL INCOME FUND XV LTD
filed 2000-03-29
CIK 913057

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________


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

      Registrant's telephone number, including area code: (407) 540-2000

         Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class:               Name of exchange on which registered:
             None                                   Not Applicable

          Securities registered pursuant to section 12(g) of the Act:

             Units of limited partnership interest ($10 per Unit)
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes   X   No _____
                                        ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 4,000,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market for such Units. Each Unit was originally sold at $10 per Unit.

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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $35,200,000 and were used to acquire 45 Properties, including 15 Properties consisting of only land and two Properties owned by a joint venture in which the Partnership is a co-venturer, to pay acquisition fees totaling $2,200,000 to an affiliate of the General Partners and to establish a working capital reserve for Partnership purposes.

     During the year ended December 31, 1995, the tenant of two Checkers Properties in Knoxville, Tennessee, and one Checkers Property in Leavenworth, Kansas, which consisted of land only, exercised its option in accordance with the lease agreements to substitute other Properties for these three Properties. The Partnership sold the two Properties in Knoxville, Tennessee, and the Property in Leavenworth, Kansas, and used the net sales proceeds to acquire two Checkers Properties, consisting of land only, located in Orlando and Bradenton, Florida. During the year ended December 31, 1996, the Partnership acquired a Property in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. In addition, during the year ended December 31, 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its two Properties to the tenant. The joint venture reinvested the net sales proceeds in four Boston Market Properties (one of which consisted of only land) and one Golden Corral Property during 1996 and a Taco Bell Property in Anniston, Alabama during 1997. In addition, during 1998, the Partnership acquired a Property in Fort Myers, Florida, with an affiliate of the General Partners, as tenants-in-common. During the year ended December 31, 1999, the Partnership sold a Property in Gastonia, North Carolina and used a portion of the net sales proceeds to invest in a joint venture arrangement, Duluth Joint Venture, with affiliates of the General Partners, to construct and hold one Property.

     As a result of the above transactions, as of December 31, 1999, the Partnership owned 50 Properties. The 50 Properties include 14 wholly owned Properties consisting of only land, interests in seven Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common. The lessee of the 14 wholly owned Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the leases, to remove the buildings from the land at the end of the lease terms. In addition, in January 2000, the partnership sold a Property in Lexington, North Carolina. The Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Termination of Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. the agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General partners; ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Leases

     Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint venture, in which the Partnership is a co-venturer and the Properties owned with affiliates as tenants-in-common, provide for initial terms ranging from 10 to 20 years (the average being 18 years) and expire between 2009 and 2019. Generally, the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $22,500 to $190,600. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth or ninth lease year), the annual base rent required under the terms of the lease will increase.

     Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 39 of the Partnership's 50 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

     In June 1998, October 1998 and January 1999, three tenants, Long John Silver's, Inc., Finest Foodservice, LLP, and B.C. Superior, LLC, respectively, filed for bankruptcy and rejected the leases relating to six of their ten Properties (including two Properties held by Wood-Ridge Real Estate Joint Venture) and ceased making rental payments to the Partnership relating to those leases that were rejected. Between February, and May 1999, the Partnership entered into new leases with new tenants for three of the Properties for which leases were rejected. The lease terms for these Properties are substantially the same as the Partnership's other leases as described above. In addition, in November 1999 and January 2000, the Partnership sold two of the remaining Properties for which leases were rejected. The General Partners are currently seeking either a new tenant or purchaser for the Property with the remaining rejected lease. The Partnership will not recognize rental and earned income from this Property until a new tenant is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from the remaining lease that was rejected could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease this Property in a timely manner. In August 1999, Long John Silver's, Inc. assumed and affirmed its remaining leases and the Partnership has continued receiving rental payments on such leases.

     In December 1999, the Partnership entered into a new lease with a new tenant for its Property in Mentor, Ohio to operate the Property as a Bennigan's restaurant. In connection therewith, the Partnership has committed to fund up to $749,500 for renovation costs. The lease terms for this Property are substantially the same as the Partnership's other leases as described above. The Partnership received $450,000 in consideration of the Partnership releasing the former tenant from its obligation under the terms of its lease.

     In October 1999, the lease relating to the Property in Lexington, Kentucky, was amended to provide for reduced rents due to the tenant filing for bankruptcy in 1998, as described above. All other lease terms remained unchanged.

     In addition, in December 1999, the Partnership invested a portion of the net sales proceeds from the sale of the Property in Gastonia, North Carolina, in a joint venture arrangement, Duluth Joint Venture, with affiliates of the General Partners, to purchase and hold one restaurant Property. The lease terms for this Property are substantially the same as the Partnership's other leases as described above.

Major Tenants

     During 1999, four lessees of the Partnership, Flagstar Enterprises, Inc., Checkers Drive-In Restaurants, Inc., Jack in the Box Inc., and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from seven Properties owned by joint ventures and two Properties owned with affiliates as tenants-in-common). As of December 31, 1999, Flagstar Enterprises, Inc. was the lessee under leases relating to seven restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 14 restaurants, Jack in the Box Inc. was the lessee under leases relating to four restaurants and Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these four leases each will continue to contribute more than ten percent of the Partnership's total rental income in 2000. In addition, five Restaurant Chains, these five Restaurant chains each accounted for more than ten percent of the Partnership's total rental income during 1999 (including the Partnership's share of rental income from seven Properties owned by joint ventures and two Properties owned with affiliates as tenants-in-common). In 2000, it is anticipated that these five Restaurant chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner, as described above. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

     In August 1994, the Partnership entered into a joint venture arrangement, Wood-Ridge Real Estate Joint Venture with CNL Income Fund XIV, Ltd., to purchase and hold two Properties. In September 1996, Wood-Ridge Real Estate Joint Venture sold its two Properties to the tenant and as of December 31, 1997, had reinvested the majority of the net sales proceeds in six replacement Properties. The joint venture distributed the remaining net sales proceeds to the Partnership and its co-venture partner on a prorata basis during 1997. In addition, in December 1999, the Partnership entered into a joint venture arrangement, Duluth Joint Venture, with CNL Income Fund V, Ltd., CNL Income Fund VII, Ltd., and CNL Income Fund XIV, Ltd., to construct and hold one restaurant Property. As of December 31, 1999, the Partnership had contributed $357,441 to the joint venture Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the State of Florida.

     The joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership holds a 50 percent and 33 percent interest in the profits and losses of Wood-Ridge Real Estate Joint Venture and Duluth Joint Venture, respectively. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

     Wood-Ridge Real Estate Joint Venture and Duluth Joint Venture each have an initial term of 30 years. After the expiration of the initial terms, each joint venture continues in existence from year to year unless terminated at the option of any of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture, unless agreed to by mutual agreement of the Partnership and its joint venture partners to reinvest the sales proceeds in replacement Properties, and by mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

     The Partnership shares management control equally with an affiliates of the General Partners for Wood-Ridge Real Estate Joint Venture and Duluth Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

     Net cash flow from operations of both joint ventures is distributed to the partners in accordance with their respective percentage interests. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

     In addition to the above joint venture agreements, the Partnership entered into an agreement to hold a Golden Corral Property, as tenants-in-common, with affiliate of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each party's percentage interest. The Partnership owns a 16 percent interest in this Property.

     In June 1998, the Partnership entered into an additional agreement to hold a Bennigan's Property, as tenants-in-common, with CNL Income Fund VI, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each party's percentage interest. The Partnership owns a 15 percent interest in this Property.

     Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each party's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining party.

     The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional Property, or at times when a suitable opportunity to purchase an additional Property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of a Property if the proceeds are reinvested in an additional Property.

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

Employees

     The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF"), the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.   Properties

     As of December 31, 1999, the Partnership owned 50 Properties. Of the 50 Properties, 41 are owned by the Partnership in fee simple, seven are owned through two joint venture arrangements and two are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

     Land. The Partnership's Property sites range from approximately 15,600 to 137,700 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 1999.

     State                         Number of Properties
     -----                         --------------------
     Alabama                               1
     California                            3
     Florida                              10
     Georgia                               5
     Kentucky                              2
     Minnesota                             1
     Missouri                              1
     Mississippi                           1
     New Jersey                            1
     New Mexico                            1
     North Carolina                        4
     Ohio                                  2
     Oklahoma                              2
     Pennsylvania                          2
     South Carolina                        5
     Tennessee                             4
     Texas                                 4
     Virginia                              1
                                       ------
     TOTAL PROPERTIES                     50
                                       ======

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the 14 Checkers Properties owned by the Partnership and one Boston Market Property owned by Wood-Ridge Real Estate Joint Venture are owned by the tenants. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 1,500 to 11,000 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1999, the Partnership had plans for renovations on one of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using depreciable lives of 40 years for federal income tax purposes. As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Properties owned through tenancy in common arrangements) for federal income tax purposes was $15,764,513 and $4,107,826, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by Restaurant Chain.

     Restaurant Chain                   Number of Properties
     ----------------                   ---------------------
     Bennigan's                                 2
     Boston Market                              2
     Checkers                                  14
     Denny's                                    2
     Golden Corral                              5
     Hardee's                                   7
     Jack in the Box                            4
     Japan Express                              1
     Long John Silver's                         7
     Quincy's                                   1
     Taco Bell                                  1
     Wendy's                                    1
     Other                                      3
                                           -------
     TOTAL PROPERTIES                          50
                                           =======

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

     At December 31, 1999 and 1998, 98% and 88%, respectively of the Properties were occupied. At December 31, 1997, 1996, and 1995, all of the Properties were occupied. The following is a schedule of the average rent per Property for the years ended December 31:

                              1999             1998             1997             1996             1995
                         -------------    -------------    -------------    -------------    -------------
Rental Income (1)           $3,568,289       $3,461,756       $3,906,700       $3,905,897       $3,838,766
Properties                          50               50               49               48               44
Average Per Property        $   71,366       $   69,235       $   79,729       $   81,373       $   87,245

(1) Rental income includes the Partnership's share of rental income from the Properties owned through a joint venture arrangement and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1999 for the next ten years and thereafter.

                                                                          Percentage of
                                    Number           Annual Rental         Gross Annual
          Expiration Year          of Leases           Revenues           Rental Income
        -------------------    ----------------    -----------------    -----------------
               2000                          --           $       --                   --
               2001                          --                   --                   --
               2002                          --                   --                   --
               2003                          --                   --                   --
               2004                          --                   --                   --
               2005                          --                   --                   --
               2006                          --                   --                   --
               2007                          --                   --                   --
               2008                          --                   --                   --
               2009                           4              506,837                14.40%
               Thereafter                    45            3,010,520                85.60%
                               ----------------    -----------------    -----------------
               Total (1)                     49           $3,517,357               100.00%
                               ================    =================    =================

(1)  Excludes one Property which was vacant at December 31, 1999.

     Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1999 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

     Flagstar Corporation leases seven Hardee's restaurants. The initial term of each lease is 20 years (expiring in 2014) and the average minimum base annual rent is approximately $73,800 (ranging from approximately $62,900 to $87,800).

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

     Jack in the Box Inc. leases four Jack in the Box restaurants. The initial term of each lease is 18 years (expiring in 2012) and the average minimum base annual rent is approximately $91,100 (ranging from approximately $71,000 to $102,200).

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

Item 3.   Legal Proceedings

     On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                      -------------------------------------
Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol
----------------------------------------------------------------------------
Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty
----------------------------------------------------------------------------
Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.
----------------------------------------------------

     On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly
         ----------------------------------------------------------------------
situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A.
--------------------------------------------------------------------------------
Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial
----------------------------------------------------------------------
Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL
---------------------------------------------------------------------------
Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial
-----------
Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds Litigation, Case No. 99-
                                -----------------------------------------------
3561.  Pursuant to this order, the plaintiffs in these cases filed a
----
consolidated and amended complaint on November 8, 1999. On December 22, 1999, the General Partners and CNL Group, inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2000 there were 2,709 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 1999, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 1999, the price paid for any Unit transferred pursuant to the Plan range from $8.29 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

  The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1999 and 1998 other than pursuant to the Plan, net of commissions

                                                 1999 (1)                                           1998 (1)
                            -----------------------------------------------     ---------------------------------------------
                               High             Low             Average            High             Low            Average
                            -----------      -----------      -------------     -----------      ----------      ------------

First Quarter                        (2)              (2)                (2)          $9.50           $8.01             $8.44
Second Quarter                       (2)              (2)                (2)             (2)             (2)               (2)
Third Quarter                    $10.00            $6.84              $8.42            9.00            6.10              8.03
Fourth Quarter                    10.00             6.84               7.82            9.50            7.17              8.47

(1) A total of 14,500 and 26,755 Units were transferred other than pursuant to the Plan for the years ended December 31, 1999 and 1998, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

     The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

     For the years ended December 31, 1999 and 1998, the Partnership declared cash distributions of $3,200,000 and $3,400,000, respectively, to the Limited Partners. Distributions for 1998 include $200,000 declared as a special distribution to the Limited Partners, which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

          Quarter Ended                       1999                 1998
          -------------                 ----------------     -----------------
          March 31                              $800,000            $1,000,000
          June 30                                800,000               800,000
          September 30                           800,000               800,000
          December 31                            800,000               800,000

     The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)  Not applicable

Item 6.   Selected Financial Data

                                                   1999            1998            1997            1996            1995
                                             --------------  --------------  --------------  --------------  --------------
Year ended December 31:
 Revenues (1)                                   $ 3,373,628     $ 3,471,040     $ 3,908,014     $ 4,068,610     $ 3,914,985
 Net income (2)                                   2,769,975       2,642,497       3,434,905       3,585,059       3,372,468
 Cash distributions declared (4)                  3,200,000       3,400,000       3,200,000       3,280,000       2,900,001
 Net income per Unit (2)(3)                            0.69            0.65            0.85            0.89            0.83
 Cash distributions declared per Unit (3)              0.80             .85            0.80            0.82            0.73

At December 31:
 Total assets                                   $36,073,980     $36,356,904     $37,045,723     $36,936,678     $36,516,732
 Partners' capital                               35,035,875      35,465,900      36,223,403      35,988,498      35,683,439

(1) Revenues include equity in earnings of joint ventures and adjustments to accrued rental income due to Long John Silver's, Inc. filing for bankruptcy and rejecting four of the Partnership's leases.

(2) Net income for the year ended December 31, 1999, includes $165,503 from loss on sale of land and building. Net income for the year ended December 31, 1995, includes $71,023 from loss on sale of land. Net income for the year ended December 31, 1999 and 1998 includes $83,897 and $280,907, respectively, from provision for loss on land and buildings. In addition, net income for the year ended December 31, 1999, also includes lease termination income of $450,000 recognized by the Partnership in connection with consideration the Partnership received for releasing a former tenant from their obligation under the terms of its lease.

(3) Based on the weighted average number of Limited Partner Units outstanding during the years ended December 31, 1999, 1998, 1997, 1996, and 1995.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains.
The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1999, the Partnership owned 50 Properties, either directly or through joint venture or tenancy in common arrangements.

Capital Resources

     The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $2,943,295, $3,216,728, and $3,306,595 for the years ended December 31, 1999,
1998 and 1997, respectively. The decrease in cash from operations during 1999, as compared to 1998, and the decrease during 1998, as compared to 1997, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

     In January 1997, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership owns a 50 percent interest, reinvested $502,598 of the net sales proceeds from the sale of two Properties during 1996, in one Property. During 1997, the Partnership had received approximately $52,000, representing its prorata share of the uninvested net sales proceeds.

     In June 1998, the Partnership invested in a Bennigan's Property located in Fort Myers, Florida, with an affiliate of the General Partners as tenants-in-common. In connection therewith, the Partnership and the affiliate of the General Partners entered into an agreement whereby each party will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 1999, the Partnership owned a 15 percent interest in this Property.

     In November 1999, the Partnership sold its Property in Gastonia, North Carolina to a third party for $672,630 and received net sales proceeds of $631,304, resulting in a loss of $165,503 for financial reporting purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale. In December 1999, the Partnership reinvested a portion of the net sales proceeds from the sale in a joint venture arrangement, Duluth Joint Venture, with affiliates of the General Partners, to construct and hold one restaurant Property. As of

December 31, 1999, the Partnership had contributed a $357,441 to the joint venture for a 50 percent interest in the profits and losses of this joint venture.

     In December 1999, the Partnership entered into a new lease with a new tenant for its Property in Mentor, Ohio, to operate the Property as a Bennigan's restaurant. In connection therewith, the Partnership committed to fund up to $749,500 for renovation costs. No such amounts had been incurred as of December 31, 1999. The Partnership received $450,000 in consideration of the Partnership releasing the former tenant from its obligation under the terms of its lease.

     In January 2000, the Partnership sold its Property in Lexington, North Carolina, for $599,500 and received net sales proceeds of $562,130, resulting in a loss of $88,869 for financial reporting purposes, which the Partnership recorded at December 31, 1999, as described below in "Results of Operations". The Partnership intends to reinvest the net sales proceeds from the sale of this Property in an additional Property.

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

     Currently, cash reserves, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, Certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, make distributions to partners or reinvest in additional Properties. At December 31, 1999, the Partnership had $1,660,363 invested in such short-term investments as compared to $1,214,444 at December 31, 1998. The increase in cash and cash equivalents during 1999 was primarily due to the Partnership receiving $450,000 in fees from the termination of the Partnership's lease in Mentor, Ohio, as described above. As of December 31, 1999, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 2.51% annually. The funds remaining at December 31, 1999, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

     Due to low operating expenses and ongoing cash flow, the General Partners believe that the Partnership has sufficient working capital reserves at this time. In addition, because substantially all leases of the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs. The General Partners have the right to cause the Partnership to maintain additional reserves if, in their discretion, they determine such reserves are required to meet the Partnership's working capital needs.

     The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

     The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the year ended December 31, 1998, cumulative operating reserves, the Partnership declared distributions to the Limited Partners of $3,200,000, $3,400,000, and $3,200,000 for the years ended December 31, 1999, 1998 and 1997, respectively. This represents distributions of $0.80, $0.85, and $0.80 per Unit for the years ended December 31, 1999, 1998 and 1997, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 1999, 1998 or 1997 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

     During 1999, 1998 and 1997, the affiliates incurred on behalf of the Partnership $165,299, $98,978, and $78,821, respectively, for certain operating expenses. As of December 31, 1999 and 1998, the Partnership owed $60,991 and $21,187, respectively, to related parties for such amounts, accounting and administrative services and management fees. As of March 15, 2000, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, increased to $977,114 at December 31, 1999, from $869,817 at December 31, 1998, primarily as a result of an increase in accounts payable as a result of the Partnership accruing transaction costs relating to the proposed Merger with CNL American Properties Fund, Inc. ("APF") as described in "Termination of Merger." The increase was partially offset by a decrease in rents paid in advance during 1999, as compared to 1998. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

     The Partnership owned and leased 42 wholly owned Properties during 1997, 1998, and 1999 (including one Property which was sold in November 1999). In addition, during 1997, the Partnership was a co-venturer in one joint venture that owned and leased six Properties, and owned and leased one Property with affiliates as tenants-in-common. During 1998, the Partnership owned and leased one additional Property with an affiliate as tenants-in-common and during 1999, was a co-venturer in an additional joint venture that owned and leased one Property. As of December 31, 1999, the Partnership owned, either directly or through joint venture or tenancy in common arrangements, 50 Properties, which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $22,500 to $190,600. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally from the sixth or the ninth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

     During the years ended December 31, 1999, 1998 and 1997, the Partnership earned $3,031,192, $3,130,205, and $3,586,791, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from Properties wholly owned by the Partnership. The decrease in rental and earned income during 1999 and 1998, each as compared to the previous year, is partially due to a decrease in rental and earned income of approximately $159,000 and $197,700, respectively, due to the fact that, in June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to four of the eight Properties it leased. As a result, this tenant ceased making rental payments on the four rejected leases; however, the Partnership has continued receiving rental payments relating to the leases not rejected by the tenant. In conjunction with the four rejected leases, during 1998, the Partnership reversed approximately $250,600 of accrued rental income (non-cash accounting adjustment relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). No such amounts were reversed during 1997 or 1999. In May 1999, the Partnership re-leased one of the Properties with a rejected lease and rental payments commenced in July 1999. In November 1999, the Partnership sold one Property with a rejected lease to a third party. In addition, in January 2000, the Partnership sold a third Property to a third party, as described above in "Capital Resources". The Partnership will not recognize rental and earned income from the remaining Property until a new tenant is located or until the Property is sold and the proceeds from such sale is reinvested in an additional

Property. In August 1999, Long John Silver's, Inc. assumed and affirmed its four remaining leases and the Partnership has continued to receive rental payments relating to these four leases. The lost revenues resulting from the one remaining lease that was rejected, as described above, could have an adverse affect on the results of operations of the Partnership if the Partnership is unable to re-lease this Property in a timely manner.

     Rental and earned income also decreased during 1999, as compared to 1998, by approximately $14,700 due to the fact that in December 1999, the Partnership terminated the lease with the tenant of the Property in Mentor, Ohio. In connection therewith, during 1999, the Partnership reversed approximately $175,100 of accrued rental income recognized since inception relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles. In December 1999, the Partnership re-leased the Property to a new tenant, and intends to renovate the Property into a Bennigan's restaurant, as described above in "Capital Resources."

     During the years ended December 31, 1999, 1998 and 1997, the Partnership also earned $40,959, $41,463, and $25,791, respectively, in contingent rental income. Contingent rental income was higher during 1999 and 1998, primarily as a result of increased gross sales of certain restaurant Properties that are subject to leases requiring payment of contingent rental income.

     In addition, for the years ended December 31, 1999, 1998 and 1997, the Partnership earned $259,508, $236,553, and $239,249, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1999, as compared to 1998, was primarily attributable to the Partnership investing in a Property in Fort Myers, Florida, in June 1998, with an affiliate of the General Partners as tenants-in-common, as described above in "Capital Resources."

     During the year ended December 31, 1999, four lessees of the Partnership, Flagstar Enterprises, Inc., Checkers Drive-In Restaurants, Inc., Jack in the Box, Inc. and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from seven Properties owned by joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 1999, Flagstar Enterprises, Inc. was the lessee under leases relating to seven restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 14 restaurants, Jack in the Box, Inc. was the lessee under leases relating to four restaurants and Golden Corral Corporation was lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these four leases each will continue to contribute more than ten percent of the Partnership's total rental income in 2000. In addition, during the year ended December 31, 1999, five Restaurant Chains, Hardee's, Checkers Drive-In Restaurants, Long John Silver's, Golden Corral and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from seven Properties owned by joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). In 2000, it is anticipated that these five Restaurant chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

     Operating expenses, including depreciation and amortization expense, were $804,253, $547,636, and $473,109 for the years ended December 31, 1999, 1998 and
1997, respectively. The increase in operating expenses during 1999, as compared to 1998, and the increase during 1998, as compared to 1997, was partially attributable to the fact that the Partnership incurred insurance expense, maintenance expense, legal fee expense and real estate taxes as a result of Long John Silver's, Inc. filing for bankruptcy and rejecting the leases relating to four Properties in June 1998. In addition, the increase in operating expenses during 1999 and 1998, was partially attributable to an increase in depreciation expense due to the fact that during the year ended December 31, 1998, the Partnership reclassified these Properties from net investment in direct financing leases to land and buildings on operating leases. In May 1999, the Partnership re-leased one of the Properties and in November 1999, sold one of
the Properties.   In addition, in January 2000, the Partnership sold a third
Property with a rejected lease, as described above in "Capital Resources." The Partnership will continue to incur such expenses, relating to the remaining Property with a rejected lease until a replacement tenant or purchaser is located. Due to the fact that, in August 1999, Long John Silver's Inc. assumed and affirmed its four remaining leases, as described above, Long John Silver's, Inc. will be responsible for such expenses relating to these Properties; therefore, the General Partners do not anticipate that the Partnership will incur these expenses for the four remaining leases.

     The increase in operating expenses for 1999 and 1998, has also partially due to the fact that the Partnership incurred $195,622 and $23,196 respectively in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below "Termination of Merger".

     During the year ended December 31, 1999, the Partnership recorded a provision for loss on building in the amount of $83,897 for financial reporting purposes relating to the Property in Lexington, North Carolina. The allowance represents the difference between the carrying value of the Property at December 31, 1999, and the net sales proceeds from the sale of the Property to a third party in January 2000. In addition, during the year ended December 31, 1998, the Partnership established an allowance for loss on land and buildings of $280,907 for financial reporting purposes relating to two of the four Long John Silver's Properties for which leases were rejected by the tenant, as described above.
The loss represented the difference between the carrying value of the Properties at December 31, 1998 and the estimated net realizable value for these Properties. No such allowance was established during the year ended December 31, 1997.

     As a result of the sale of the Property in Gastonia, North Carolina the Partnership recognized a loss of $165,503 during the year ended December 31, 1999 for financial reporting purposes. In addition, in connection with the lease termination relating to the Property in Mentor, Ohio, the Partnership received $450,000 as a lease termination fee from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of the lease. No such transactions occurred during the years ended December 31, 1998 and 1997.

     The Partnership's leases as of December 31, 1999, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Termination of Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

   Status

     The Partnership generally does not directly own information technology systems. The General Partners and their affiliates generally provide all services requiring the use of information and some non-information technology systems. In early 1998, affiliates of the General Partners formed a year 2000 committee ("the Y2K Team") that assessed the readiness of any systems that are date sensitive and completed upgrades for the hardware equipment and software that was not year 2000 compliant, as necessary. The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners and their affiliates do not expect that the Partnership will incur any costs in connection with the year 2000 remedial measures. In addition, the Y2K Team requested and received certifications of compliance from other companies with which the General Partners, their affiliates, and the Partnership have material third party relationships.

     In assessing the risks presented by the year 2000 problem, the Y2K Team identified potential worst case scenarios involving the future of the information and non-information technology systems used by the Partnership's transfer agent, financial institutions and tenants. As of January 14, 2000, the General Partners and their affiliates have tested the information and non-information technology systems used by the Partnership and have not experienced material disruption or other significant problems. In addition, as of the same date, the General Partners are not aware of any material year 2000 problems relating to information and non-information technology systems of third parties with which the Partnership maintains material relationships, including those of the Partnership's transfer agent, financial institutions and tenants. In addition, in the Partnership's interactions with its transfer agent, financial institutions and tenants, the systems of these third parties have functioned normally. Until the Partnership's first distribution in 2000 and the delivery of the information by the transfer agent to stockholders in early 2000, the General Partners will continue to monitor the year 2000 compliance of the transfer agent. In addition, the General Partners will continue to monitor the systems used by the Partnership and to maintain contact with third parties with which the Partnership has material relationships with respect to year 2000 compliance and any year 2000 issues that may arise at a later date. The General Partners will develop contingency plans relating to ongoing year 2000 issues at the time that such issues are identified and such plans are deemed necessary.

     Based on the information provided to the Y2K Team, the upgrades and remedial measures by the General Partners and their affiliates, and the normal functioning to date of information and non-information technology systems used by the Partnership and those third parties, the General Partners do not foresee significant risks associated with its year 2000 compliance at this time. In addition, the General Partners and their affiliates do not expect to incur any additional costs in connection with the year 2000 remedial efforts. However, there can be no assurance that the General Partners and their affiliates or any third parties will not have ongoing year 2000 issues that may have adverse effects on the Partnership.

Item 7a.  Quantitative and Qualitative Disclosures About market Risk

     Not applicable

Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------

                                                                      Page
                                                                      ----
Report of Independent Certified Public Accountants                     17

Financial Statements:

 Balance Sheets                                                        18

 Statements of Income                                                  19

 Statements of Partners' Capital                                       20

 Statements of Cash Flows                                              21

 Notes to Financial Statements                                         23

              Report of Independent Certified Public Accountants
              --------------------------------------------------

To the Partners
CNL Income Fund XV, Ltd.


In our opinion, the financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XV, Ltd. (a Florida limited partnership) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 4, 2000, except for Note 10 for which the date is March 1, 2000

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                          December 31,
                                                              1999                       1998
                                                        -----------------          -----------------
                       ASSETS
                       ------

Land and buildings on operating leases, less
 accumulated depreciation and allowance for loss on
 land and buildings                                        $   23,263,676             $   23,173,909
Net Investment in direct financing leases                       6,236,233                  7,589,694
Investment in joint ventures                                    3,095,152                  2,743,450
Cash and cash equivalents                                       1,660,363                  1,214,444
Receivables, less allowance for doubtful accounts of
 $13,085 and $849, respectively                                    97,068                     60,315
Prepaid expenses                                                   14,988                      9,627
Organization costs, less accumulated amortization of
 $10,000 and $9,549, respectively                                     ---                        451
Lease costs, less accumulated amortization of $1,479               19,760                        ---
Accrued rental income                                           1,686,740                  1,565,014
                                                        -----------------          -----------------

                                                           $   36,073,980             $   36,356,904
                                                        =================          =================

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

Accounts payable                                           $      122,999             $          592
Accrued and escrowed real estate taxes
 payable                                                           28,352                     16,019
Distributions payable                                             800,000                    800,000
Due to related parties                                             60,991                     21,187
Rents paid in advance and deposits                                 25,763                     53,206
                                                        -----------------          -----------------
    Total liabilities                                           1,038,105                    891,004

Commitment and contingencies (Note 11)

Partners' capital                                              35,035,875                 35,465,900
                                                        -----------------          -----------------

                                                           $   36,073,980             $   36,356,904
                                                        =================          =================

                See accompanying notes to financial statements.

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                                 Year Ended December 31,
                                                                 1999                      1998                     1997
                                                           ----------------          ----------------         ----------------
Revenues
 Rental income from operating leases                        $   2,384,318             $   2,443,550            $   2,527,261
 Adjustments to accrued rental income                            (175,098)                 (250,631)                      --
 Earned income from direct financing leases                       821,972                   937,286                1,059,530
 Contingent rental income                                          40,959                    41,463                   25,791
 Interest and other income                                         41,969                    62,819                   56,183
                                                           --------------            --------------           --------------
                                                                3,114,120                 3,234,487                3,668,765
                                                           --------------            --------------           --------------

Expenses:
 General operating and administrative                             158,505                   137,794                  135,714
 Professional services                                             53,840                    26,208                   24,526
 Management fees to related parties                                33,430                    33,990                   35,321
 Real estate taxes                                                 29,381                    16,797                       --
 State and other taxes                                             32,585                    27,763                   29,200
 Depreciation and amortization                                    300,890                   281,888                  248,348
 Transaction costs                                                195,622                    23,196                       --
                                                           --------------            --------------           --------------
                                                                  804,253                   547,636                  473,109
                                                           --------------            --------------           --------------

Income Before Equity in Earnings of Joint Ventures, Loss
 on Sale of Land and Building, Provision for Loss on Land
 and Buildings, and Lease Termination Fee                       2,309,867                 2,686,851                3,195,656

Equity in Earnings of Joint Ventures                              259,508                   236,553                  239,249

Loss on Sale of Land and Building                                (165,503)                       --                       --

Provision for Loss on Land and Buildings                          (83,897)                 (280,907)                      --

Lease Termination Fee                                             450,000                        --                       --
                                                           --------------            --------------           --------------

Net Income                                                  $   2,769,975                $2,642,497               $3,434,905
                                                           ==============            ==============           ==============

Allocation of Net Income:
 General partners                                           $      29,159                $   28,218               $   34,349
 Limited partners                                               2,740,816                 2,614,279                3,400,556
                                                           --------------            --------------           --------------

                                                            $   2,769,975                $2,642,497               $3,434,905
                                                           ==============            ==============           ==============

 Net Income Per Limited Partner Unit                        $        0.69                     $0.65                    $0.85
                                                           ==============            ==============           ==============

 Weighted Average Number of Limited Partner Units
  Outstanding                                                   4,000,000                 4,000,000                4,000,000
                                                           ==============            ==============           ==============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1999, 1998 and 1997

                                      General Partners                                   Limited Partners
                               -----------------------------  ----------------------------------------------------------------------
                                                 Accumulated                                Accumulated  Syndication
                               Contributions       Earnings   Contributions  Distributions    Earnings      Costs          Total
                               ---------------   -----------  -------------  -------------  ------------ ------------   ------------
Balance, December 31, 1996          $    1,000   $    82,062  $  40,000,000  $  (7,365,947) $  8,061,383 $ (4,790,000)  $35,988,498

 Distributions to limited
  partners ($0.80 per
  Limited partner unit)                     --            --             --     (3,200,000)           --           --    (3,200,000)
 Net Income                                 --        34,349             --             --     3,400,556           --     3,434,905
                               ---------------   -----------  -------------  -------------  ------------ ------------   ------------

Balance, December 31, 1997               1,000       116,411     40,000,000    (10,565,947)   11,461,939   (4,790,000)   36,223,403

 Distributions to limited
  partners ($0.85 per
  Limited partner unit)                     --            --             --     (3,400,000)           --           --    (3,400,000)
 Net income                                 --        28,218             --             --     2,614,279           --     2,642,497
                               ---------------   -----------  -------------  -------------  ------------ ------------   ------------

Balance, December 31, 1998               1,000       144,629     40,000,000    (13,965,947)   14,076,218   (4,790,000)   35,465,900

 Distributions to limited
   Partners ($0.80 per
   Limited partner unit)                    --            --             --     (3,200,000)           --           --    (3,200,000)
 Net income                                 --        29,159             --             --     2,740,816           --     2,769,975
                               ---------------   -----------  -------------  -------------  ------------ ------------   ------------

Balance, December 31, 1999          $    1,000   $   173,788  $  40,000,000  $ (17,165,947) $ 16,817,034 $ (4,790,000)  $35,035,875
                               ===============   ===========  =============  =============  ============ ============   ============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                  Year Ended December 31,
                                                    1999                   1998                    1997
                                            -----------------      ------------------     -------------------
Increase ( Decrease) in Cash and Cash
 Equivalents:

Cash Flows from Operating Activities:
 Cash received from tenants                       $ 2,980,513             $ 3,143,119             $ 3,228,741
 Distributions from joint ventures                    264,410                 271,075                 249,318
 Cash paid for expenses                              (337,268)               (252,042)               (218,106)
 Interest received                                     35,640                  54,576                  46,642
                                            -----------------      ------------------     -------------------
Net cash provided by operating
       activities                                   2,943,295               3,216,728               3,306,595
                                            -----------------      ------------------     -------------------

Cash Flows from Investing Activities:
 Proceeds from sale of land and building              631,304                      --                      --
 Proceeds received from tenant in
  connection with termination of lease                450,000                      --                      --
 Investment in joint ventures                        (357,441)               (216,992)                     --
 Return of capital from joint venture                      --                      --                  51,950
 Payment of lease costs                               (21,239)                     --                      --
                                            -----------------      ------------------     -------------------
     Net cash provided by (used in)
       investing activities                           702,624                (216,992)                 51,950
                                            -----------------      ------------------     -------------------

Cash Flows from Financing Activities:
  Distributions to limited partners                (3,200,000)             (3,400,000)             (3,280,000)
                                            -----------------      ------------------     -------------------
    Net cash used in financing activities          (3,200,000)             (3,400,000)             (3,280,000)
                                            -----------------      ------------------     -------------------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                          445,919                (400,264)                 78,545

Cash and Cash Equivalents at Beginning of
 Year                                               1,214,444               1,614,708               1,536,163
                                            -----------------      ------------------     -------------------

Cash and Cash Equivalents at End of Year          $ 1,660,363             $ 1,214,444             $ 1,614,708
                                            =================      ==================     ===================

                See accompanying notes to financial statements.

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                      STATEMENT OF CASH FLOWS - CONTINUED
                      -----------------------------------

                                                                          Year Ended December 31,
                                                            1999             1998              1997
                                                        ------------      -----------      -----------
Reconciliation of Net Income to Net Cash
 Provided by Operating Activities

   Net income                                             $2,769,975       $2,642,497       $3,434,905
                                                        ------------      -----------      -----------

   Adjustments to reconcile net income to
    net cash provided by operating
    activities:
       Depreciation                                          298,123          279,051          245,563
       Amortization                                            2,767            2,837            2,785
       Equity in earnings of joint
        ventures, net of distributions                         4,902           34,522           10,069
       Loss from sale of land and building                   165,503               --               --
       Provision for loss on land and
        building                                              83,897          280,907               --
       Lease termination income                             (450,000)              --               --
       Decrease (increase) in receivables                    (36,753)         (33,427)           3,288
       Decrease in net investment in
        direct financing leases                               84,867           85,884           87,508
       Increase in prepaid expenses                           (5,361)          (1,994)            (584)
       Increase in accrued rental income                    (121,726)        (142,233)        (431,079)
       Increase in accounts payable and
        accrued expenses                                     134,740            3,462            1,515
       Increase in due to related parties                     39,804           16,876            2,956
       Increase (decrease) in rents paid
        in advance                                           (27,443)          48,346          (50,331)
                                                        ------------      -----------      -----------
         Total adjustments                                   173,320          574,231         (128,310)
                                                        ------------      -----------      -----------

Net Cash Provided by Operating Activities                 $2,943,295       $3,216,728       $3,306,595
                                                        ============      ===========      ===========

Supplemental Schedule of Non-Cash
Financing Activities:

     Distributions declared and unpaid at
      December 31                                         $  800,000       $  800,000       $  800,000
                                                        ============      ===========      ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998 and 1997


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

     The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Borne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties generally on a triple-net basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

          Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodical rate of return on the Partnership's net investment in the leases.

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

                 Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

          Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or reverses the cumulative accrued rental income balance.

     When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' best estimate of net cash flows expected to be generated from its properties and the need for asset impairment write downs.

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

     Investment in Joint Ventures - The Partnership accounts for its interests
     ----------------------------
     in Wood-Ridge Real Estate Joint Venture, Duluth Joint Venture, and properties in Clinton, North Carolina and Fort Myers, Florida, held as tenants-in-common with affiliates, using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                 Years Ended December 31, 1999, 1998, and 1997


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

     Lease Costs - Brokerage fees associated with negotiating a new lease are
     -----------
     amortized over the term of the new lease using the straight-line method.

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

     Use of Estimates - The general partners of the Partnership have made a
     -----------------
     number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

     Reclassification - Certain items in the prior years' financial statements
     ----------------
     have been reclassified to conform to 1999 presentation. These reclassifications had no effect on partners' capital or net income.

2.   Leases:
     ------

     The Partnership leases its land or land and buildings to operators of national and regional fast food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases are classified as operating leases and some of the leases have been classified
     as direct financing leases.   For the leases classified as direct financing
     leases, the building portions of the

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


2.   Leases - Continued:
     ------------------

     property leases are accounted for as direct financing leases while the land portions of the majority of these leases are operating leases. Substantially all leases are for 10 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                   1999               1998
                                              --------------     --------------
          Land                                $   15,200,352     $   15,579,852
          Buildings                                9,606,254          8,955,616
                                              --------------     --------------
                                                  24,806,606         24,535,468

          Less accumulated depreciation           (1,345,651)        (1,080,652)
                                              --------------     --------------
                                                  23,460,955         23,454,816
          Less allowance for loss on land
           and buildings                            (197,279)          (280,907)
                                              --------------     --------------

                                              $   23,263,676     $   23,173,909
                                              ==============     ==============

     During the year ended December 31, 1998, the Partnership established an allowance for loss on land and buildings of $280,907 for financial reporting purposes relating to the properties in Lancaster, Couth Carolina and Lexington, North Carolina, two of the four Long John Silver's properties for which leases were rejected by the tenant as a result of the tenant filing for bankruptcy. The loss represented the difference between the carrying value of the properties at December 31, 1998 and the estimated net realizable value for the properties. During the year ended December 31, 1999, the Partnership's property in Lancaster, South Carolina was re-leased to a new operator. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership classified the land portion of this property as an operating lease and reclassified the building portion of this property from an operating lease to net investment indirect financing lease at the lower of original cost, present fair value, or present carrying value. No loss on termination of operating lease was recorded for financial reporting purposes (see Note 4).

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued
     --------------------------------------------------

     In addition, during 1999, the Partnership increased the allowance for loss on building by $83,897 for the property in Lexington, North Carolina. The allowance represents the difference between the carrying value of the property at December 31, 1999 and the net sales proceeds from the sale of the property to a third party in January 2000 (see Note 12).

     In November 1999, the Partnership sold its property in Gastonia, North Carolina, to a third party for $672,630 and received net sales proceeds of $631,304, resulting in a loss of $165,503 for financial reporting purposes. In December 1999, the Partnership reinvested a portion of the net sales proceeds in Duluth Joint Venture (see Note 5).

     In December 1999, the Partnership re-leased the property in Mentor, Ohio to a new tenant to operate the property as a Bennigan's restaurant. In connection with the original lease, the Partnership received $450,000 as a lease termination fee in consideration of the Partnership releasing the former tenant from its obligation under the terms of the original lease.

     In addition, in October 1999, the lease relating to the property in Lexington, Kentucky, was amended to allow for rent reductions. In connection therewith, the Partnership reclassified the building portion of the lease from net investment in direct financing lease to an operating lease. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified Property at the lower of original cost, present fair value, or present carrying amount. No loss on termination of operating lease was recorded for financial reporting purposes.

     Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1999, 1998, and 1997, the Partnership recognized $121,726 (net of $175,098 in reversals), $142,233 (net of $250,631 in reversals), and $431,079, respectively, of such rental income.

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1999:


               2000                      $  2,215,302
               2001                         2,218,774
               2002                         2,249,987
               2003                         2,265,902
               2004                         2,335,987
               Thereafter                  21,722,900
                                         ------------

                                         $ 33,008,852
                                         ============

     Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                 1999             1998
                                              -----------     ------------

          Minimum lease payments receivable
                                               11,502,994     $ 15,275,632
          Estimated residual values             2,168,477        2,460,656
          Less unearned income                 (7,435,238)     (10,146,594)
                                              -----------     ------------

          Net investment in direct financing
           leases                               6,236,233     $  7,589,694
                                              ===========     ============

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


4.   Net Investment in Direct Financing Leases - Continued:
     ------------------------------------------------------

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1999:

               2000                      $    742,738
               2001                           748,225
               2002                           770,582
               2003                           775,937
               2004                           775,937
               Thereafter                   7,689,575
                                         ------------


                                         $ 11,502,994
                                         ============

     The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3)

     During the year ended December 31, 1998, four of the eight leases with Long John Silver's, Inc. were rejected in connection with the tenant filing for bankruptcy. As a result, the Partnership reclassified these properties from net investment in direct financing leases to land and buildings on operating leases. In accordance with the Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified properties at the lower of original cost, present fair value, or present carrying amount. No losses on the termination of direct financing leases were recorded for financial reporting purposes. In November 1999, the Partnership sold the property located in Gastonia, North Carolina (see Note 3) and re-leased the property located in Lancaster, South Carolina. As a result of the re-lease, the Partnership reclassified the building portion on operating lease to net investment in direct financing leases (see Note 3). In addition, in January 2000, the Partnership sold the property located in Lexington, North Carolina (see
     Note 11).

     In connection with the Partnership re-leasing the property in Mentor, Ohio, in December 1999, the Partnership reclassified the building portion of the lease from an operating lease to net investment in direct financing. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount.

5.   Investment in Joint Ventures:
     ----------------------------

     The Partnership has a 50 percent interest in the profits and losses of Wood-Ridge Real Estate Joint Venture. The remaining interest in this joint venture is held by an affiliate of the Partnership, which has the same general partners.

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     The Partnership also has a 16 percent interest in a Property in Clinton, North Carolina, with affiliates of the Partnership that have the same general partners, as tenants-in common.

     In January 1997, Wood-Ridge Real Estate Joint Venture reinvested $502,598 of the net sales proceeds from the sale of two properties during 1996 in one property. As of December 31, 1998, the Partnership had received approximately $52,000, representing its prorata share of the uninvested net sales proceeds. As of December 31, 1999, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

     In June 1998, the Partnership acquired a property in Fort Myers, Florida, with an affiliate of the general partners as tenants-in-common. In connection therewith, the Partnership contributed an amount to acquire a 15 percent interest in such property.

     In December 1999, the Partnership entered into a joint venture arrangement, Duluth Joint Venture, with affiliates of the general partners, to construct and hold one restaurant property. As of December 31, 1999, the Partnership had contributed $357,441 to the joint venture and owns a 33 percent interest in the profits and losses of the joint venture.

     Wood-Ridge Real Estate Joint Venture owns and leases six properties and Duluth Joint Venture owns and leases one property to operators of national fast food or family-style restaurants. The Partnership and affiliates, as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast food or family-style restaurants.

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at December 31:

                                                               1999                1998
                                                          --------------      --------------
          Land and buildings on operating leases, less
           accumulated depreciation                         $7,029,635          $6,063,237
          Net investment in direct financing lease             816,789             826,780
          Cash                                                  31,017              87,245
          Prepaid expenses                                       1,458                  --
          Receivables                                           28,700               1,677
          Lease costs                                           19,279                  --
          Accrued rental income                                178,331              96,768
          Other assets                                              --                 857
          Liabilities                                           30,024              69,285
          Partners' capital                                  8,075,185           7,007,279
          Revenues                                             817,713             705,002
          Net income                                           677,126             579,480

     The Partnership recognized income totalling $259,508, $236,553, and $239,249 for the years ended December 31, 1999, 1998, and 1997, respectively, from these entities.

6.   Allocations and Distributions:
     -----------------------------

     Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, eight percent, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 8% Return").

     Generally, net sales proceeds from the sales of properties not in liquidation of the Partnership to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 8% Return, plus the return of their adjusted capital contributions.

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


6.   Allocations and Distributions - Continued:
     -----------------------------------------

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

     Generally, net sales proceeds from a sale of properties, in liquidation of the Partnership will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligation of the Partnership, (iii), third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to the partners with positive capital account balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership declared distributions to the limited partners of $3,200,000, $3,400,000, and $3,200,000, respectively. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


7.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                           1999                  1998                 1997
                                                                     -----------------      ----------------      --------------
     Net income for financial reporting purposes                          $2,769,975            $2,642,497          $3,434,905

     Depreciation for tax reporting purposes in excess of
      depreciation for financial reporting purposes                         (106,014)             (126,518)           (160,007)

     Direct financing leases recorded as operating leases for
      tax reporting purposes                                                  84,868                85,884              87,508

     Allowance for loss on land and buildings                                 83,897               280,907                  --

     Equity in earning of joint ventures for tax reporting
      purposes in excess of (less than) equity in earnings of
      joint ventures for financial reporting purposes                        (49,720)               33,872              23,823

     Accrued rental income                                                  (121,726)             (142,233)           (431,079)

     Rents paid in advance                                                   (42,427)               48,346             (50,331)

     Capitalization of transaction costs for tax reporting
      purposes                                                               195,622                23,196                  --

     Allowance for doubtful accounts                                          12,236                    --                  --

     Loss on sale of property for financial reporting purposes
      in excess of loss for tax reporting purposes                            20,160                    --                  --

     Other                                                                       835                 1,686                (670)
                                                                   -----------------      ----------------      --------------

     Net income for federal income tax purposes                           $2,847,706            $2,847,637          $2,904,149
                                                                   =================      ================      ==============

8.   Related Party Transactions:
     ---------------------------

     One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc., CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


8.   Related Party Transactions - Continued:
     --------------------------------------

     CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

     The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. The Partnership incurred management fees of $33,430, $33,900, and $35,321 for the years ended December 31, 1999, 1998, and 1997, respectively.

     The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate Limited Partners' 8% Return plus their invested capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

     During the years ended December 31, 1999, 1998, and 1997, the Advisor and its affiliates of the general partners provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger as described in
     Note 10. The Partnership incurred $126,857, $92,573, and $78,051 for the years ended December 31, 1999, 1998, and 1997, respectively, for such services.

     The due to related parties at December 31, 1999 and 1998, totaled $60,991 and $21,187, respectively.

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

9.   Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                             1999                  1998                   1997
                                                       ---------------       ---------------        ---------------
     Checkers Drive-In Restaurants, Inc.                      $717,964              $719,308               $716,905
     Flagstar Enterprises, Inc. (and
      Quincy's Restaurants, Inc.)                              629,354               541,527                635,413
     Golden Corral Corporation                                 598,199               595,343                582,600
     Jack in the Box Inc. (formerly
      Foodmaker, Inc.)                                         417,559               417,426                417,426
     Long John Silver's, Inc.                                      N/A               510,187                710,325

     In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                             1999                  1998                   1997
                                                       ---------------       ---------------        ---------------
     Checkers Drive-In Restaurants                            $717,964              $719,308               $716,905
     Golden Corral Family Steakhouse Restaurants               598,199               595,343                582,600
     Hardee's                                                  538,930               541,527                543,889
     Jack in the Box                                           417,559               417,426                417,426
     Long John Silver's                                        407,021               573,104                773,265

     Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any lessee or restaurant chain contributing more than ten percent of the Partnership's revenues could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

9.   Concentration of Credit Risk - Continued:
     ----------------------------------------

     The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants and the chains did not represent more than ten percent of the Partnership's total rental and earned income.

     In June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to four of its nine Properties and ceased making rental payments to the Partnership on the rejected leases. In May 1999, the Partnership entered into a new lease with a new tenant for one of the rejected lease properties and in November 1999, the Partnership sold one property. In addition, in January 2000, the Partnership sold another rejected lease property. The Partnership will not recognize any rental and earned income from the remaining Property until a new tenant is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from the remaining rejected lease property, as described above, could have an adverse affect on the results of operations of the Partnership if the Partnership is not able to re-lease this property in a timely manner. In August 1999, Long John Silver's, Inc. assumed and affirmed its remaining leases.

10.  Termination of Merger
     ---------------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

                            CNL INCOME FUND XV,LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


11.  Commitments and Contingencies:
     -----------------------------

     In December 1999, the Partnership entered into a new lease for the property in Mentor, Ohio, with a new tenant to operate the property as a Bennigan's restaurant. In connection therewith, the Partnership agreed to pay up to $749,500 in renovation costs, none of which have been incurred as of December 31, 1999.

12.  Subsequent Events:
     -----------------

     In January 2000, the Partnership sold its property in Lexington, North Carolina, for $599,500 and received net sales proceeds of $562,130, resulting in a loss of $88,869 for financial reporting purposes which the Partnership recorded at December 31, 1999 (see Note 3).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant

     The General Partners of the Registrant are James M. Seneff, Jr., Robert A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

     James M. Seneff, Jr., age 53, Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. Mr. Seneff has served as a director and Chairman of the Board since inception in 1994, and served as Chief Executive Officer from 1994 through August 1999, of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. until it merged with the company in September 1999. In addition, he serves as a director, Chairman of the Board and Chief Executive Officer of CNL Health Care Properties, Inc., as well as CNL Health Care Corp., the advisor to the company. He also serves as director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Since 1992, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of the following affiliated companies since formation: CNL Securities Corp., since 1979; CNL Investment Company, since 1990; and CNL Institutional Advisors, a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration is Florida's principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

     Robert A. Bourne, age 52, Since joining CNL Securities Corp. in 1979, Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is the President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board since February 1999 of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served in the following positions for CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. prior to its merger with CNL American Properties Fund, Inc.: director from 1994 through August 1999, Treasurer from July 1998 through August 1999, President from 1994 through September 1997, and Vice Chairman of the Board from September 1997 through August 1999. Mr. Bourne is a director and President of CNL Health Care Properties, Inc., as well as a director and President of CNL Health Care Corp., the advisor to the company. He is also a director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Mr. Bourne also serves as a director of CNL Bank. He has served as a director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne holds the following positions for these affiliates of CNL Financial Group, Inc.: director, President and Treasurer of CNL Investment Company; director, President, Treasurer, and Registered Principal of CNL Securities Corp., a subsidiary of CNL Investment Company and director, President, Treasurer, and Chief Investment Officer of CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

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

     CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 450 South Orange Avenue, Orlando, Florida 32801. CNL Fund Advisors, Inc. was a majority owned subsidiary of CNL Financial Group, Inc., until its merger effective September 1, 1999. On September 1, 1999, CNL American Properties Fund, Inc. acquired CNL Fund Advisors, Inc. and was organized to perform property acquisition, property management and other services.

     CNL Financial Group, Inc., which was the parent company of CNL Fund Advisors, Inc. through August 1999, was organized in 1980 under the laws of the State of Florida. CNL Financial Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Financial Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Holdings, Inc., the Parent company of CNL Financial Group, Inc.

     The following persons serve as operating officers of CNL Financial Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Financial Group, Inc. and its affiliated companies.

     Curtis B. McWilliams, age 44, joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President through August 1999. He serves as Chief Executive Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Financial Group, Inc. through August 1999. Mr. McWilliams served as President of CNL American Properties Fund, Inc. from February 1999 through August 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

     John T. Walker, age 41, serves as President and Chief Operating Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Executive Vice President of CNL American Properties Fund, Inc. from January 1996 through August 1999, as Chief Operating Officer since March 1995 through August 1999, and previously served as Senior Vice President from December 1994 through August 1999. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996 through August 1999, Chief Operating Officer from April 1995 through August 1999, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. As of September 1, 1999, Mr. Walker serves as President for CNL American Properties Fund, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

     Lynn E. Rose, age 51, Ms. Rose served as Secretary of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and served as Treasurer from 1994 through February 1999. She also served as Treasurer of CNL Fund Advisors, Inc., from 1994 through July 1998, and served as Secretary and a director from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. In addition, she is Secretary and Treasurer of CNL Health Care Properties, Inc., and serves as Secretary of its subsidiaries. In addition, she serves as Secretary, Treasurer and a director of CNL Health Care Corp., the advisor. to the company. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as Secretary,

Treasurer and a director of CNL Hospitality Corp., its Advisor, and as Secretary of the subsidiaries of the company. Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc., its advisor, from its inception in 1991 through 1997. She also served as Treasurer of CNL Realty Advisors, Inc. from 1991 through February 1996. Ms. Rose, a certified public accountant, has served as Secretary of CNL Financial Group, Inc. (formerly CNL Group, Inc.) since 1987, served as Controller from 1987 to 1993 and has served as Chief Financial Officer since 1993. She also serves as Secretary of the subsidiaries of CNL Financial Group, Inc. and holds various other offices in the subsidiaries. In addition, she serves as Secretary for approximately 50 additional corporations affiliated with CNL Financial Group, Inc. and its subsidiaries. Ms. Rose oversees the tax and legal compliance for over 375 corporations, partnerships and joint ventures, and the accounting and financial reporting for over 200 entities. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

     Jeanne A. Wall, age 41, Ms. Wall served as Executive Vice President of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and as Executive Vice President of CNL Fund Advisors, Inc., its advisor, from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. Ms. Wall also serves as Executive Vice President of CNL Health Care Properties, Inc. and CNL Health Care Corp., the Advisor to the Company. Ms. Wall also serves as Executive Vice President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, and serves as Executive Vice President and a director of CNL Hospitality Corp., its advisor. She also serves as a director for CNL Bank. Ms. Wall serves as Executive Vice President of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. and in 1985, became Vice President. In 1987, she became a Senior Vice President and in July 1997, became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, communications and investor services for programs offered through participating brokers. Ms. Wall also served as Senior Vice President of CNL Institutional Advisors Inc., a registered investment advisor, from 1990 to 1993. Ms. Wall served as Vice President of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 through 1997, and served as Vice President of CNL Realty Advisors, Inc. from its inception in 1991 through 1997. Ms. Wall currently serves as a trustee on the Board of the Investment Program Association, is a member of the Corporate Advisory Council for the International Association for Financial Planning and is a member of IWF, International Women's Forum. In addition, she previously served on the Direct Participation Program committee for the National Association of Securities Dealers, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp.

     Steven D. Shackelford, age 36, a certified public accountant, serves as Senior Vice President, Chief Financial Officer, and Secretary of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Chief Financial Officer of CNL American Properties Fund, Inc. from January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 through August 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.

Item 11.  Executive Compensation

     Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

     Neither the General Partners, nor any of their affiliates, own any interest in the Registrant, except as noted above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     As of March 15, 2000, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

     The following table sets forth, as of March 15, 2000, the beneficial ownership interests of the General Partners in the Registrant.

                  Title of Class                            Name of Partner                 Percent of Class
                  --------------                            ---------------                 ----------------
          General Partnership Interests                James M. Seneff, Jr.                            45%
                                                       Robert A. Bourne                                45%
                                                       CNL Realty Corporation                          10%
                                                                                                  --------
                                                                                                      100%
                                                                                                  ========

     Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

     The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1999, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                               Amount Incurred
      Type of Compensation                                                                      For the Year
          and Recipient                          Method of Computation                     Ended December 31, 1999
---------------------------------      ----------------------------------------      ---------------------------------
Reimbursement to affiliates for          Operating expenses are reimbursed at          Operating expenses incurred on
operating expenses                       the lower of cost or 90 percent of            behalf of the Partnership:
                                         the prevailing rate at which                  $165,299
                                         comparable services could have been
                                         obtained in the same geographic area.         Accounting and administrative
                                         Affiliates of the General Partners            services: $126,857
                                         from time to time incur certain
                                         operating expenses on behalf of the
                                         Partnership for which the Partnership
                                         reimburses the affiliates without
                                         interest.

Annual management fee to                 One percent of the sum of gross               $33,430
affiliates                               Revenues from Properties wholly owned
                                         by the Partnership plus the
                                         Partnership's allocable share of
                                         gross revenues of joint ventures in
                                         which the Partnership is a
                                         co-venturer. The management fee,
                                         which will not exceed competitive
                                         fees for comparable services in the
                                         same geographic area, may or may not
                                         be taken, in whole or in part as to
                                         any tear, in the sole discretion of
                                         affiliates of the General partners.
                                         All or any portion of the management
                                         fee not taken as to any fiscal year
                                         shall be deferred without interest
                                         and may be taken in such other fiscal
                                         year as the affiliates shall
                                         determine.

                                                                                               Amount Incurred
      Type of Compensation                                                                      For the Year
          and Recipient                          Method of Computation                     Ended December 31, 1999
---------------------------------      ----------------------------------------      ---------------------------------
 Deferred, subordinated real             A deferred, subordinated real estate          $-0-
 estate disposition fee payable          disposition fee, payable upon sale of
 to affiliates                           one or more Properties, in an amount
                                         equal to the lesser of (i) one-half
                                         of a competitive real estate
                                         commission, or (ii) three percent of
                                         the sales price of such Property or
                                         Properties.  Payment of such fee
                                         shall be made only if affiliates of
                                         the General Partners provide a
                                         substantial amount of services in
                                         connection with the sale of a
                                         Property or Properties and shall be
                                         subordinated to certain minimum
                                         returns to the Limited Partners.
                                         However, if the net sales proceeds
                                         are reinvested in a replacement
                                         Property, no such real estate
                                         disposition fee will be incurred
                                         until such replacement Property is
                                         sold and the net sales proceeds are
                                         distributed.

 General Partners' deferred,             A deferred, subordinated share equal          $-0-
 subordinated share of                   to one percent of Partnership
 Partnership net cash flow               distributions of net cash flow,
                                         subordinated to certain minimum
                                         returns to the Limited Partners.

 General Partners' deferred,             A deferred, subordinated share equal          $-0-
 subordinated share of                   to five percent of Partnership
 Partnership net sales proceeds          distributions of such net sales
 from a sale or sales not in             proceeds, subordinated to certain
 liquidation of the Partnership          minimum returns to the Limited
                                         Partners.

                                                                                               Amount Incurred
      Type of Compensation                                                                      For the Year
          And Recipient                          Method of Computation                     Ended December 31, 1999
---------------------------------      ----------------------------------------      ---------------------------------
 General Partners' share of              Distributions of net sales proceeds           $-0-
 Partnership net sales proceeds          from a sale or sales of substantially
 from a sale or sales in                 all of the Partnership's assets will
 liquidation of the Partnership          be distributed in the following order
                                         or priority:  (i) first, to pay all
                                         debts and liabilities of the
                                         Partnership and to establish
                                         reserves; (ii) second, to Partners
                                         with positive capital account
                                         balances, determined after the
                                         allocation of net income, net loss,
                                         gain and loss, in proportion to such
                                         balances, up to amounts sufficient to
                                         reduce such balances to zero; and
                                         (iii) thereafter, 95% to the Limited
                                         Partners and 5% to the General
                                         Partners.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report.

     1.  Financial Statements

          Report of Independent Certified Public Accountants

          Balance Sheets at December 31, 1999 and 1998

          Statements of Income for the years ended December 31, 1999, 1998, and 1997

          Statements of Partners' Capital for the years ended December 31, 1999, 1998, and 1997

          Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

          Notes to Financial Statements

4.  Financial Statement Schedule

          Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

          Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

          All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

5.  Exhibits

          3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XV, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-69968 on Form S-11 and incorporated herein by reference.)

          4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XV, Ltd. (Included as Exhibit 3.1 to Registration Statement No. 33-69968 on Form S-11 and incorporated herein by reference.)

          4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XV, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, incorporated herein by reference.)

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

          27    Financial Data schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period October 1, 1999 through December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2000.

                                         CNL INCOME FUND XV, LTD.

                                         By:  CNL REALTY CORPORATION
                                              General Partner

                                              /s/ Robert A. Bourne
                                              -------------------------------
                                              ROBERT A. BOURNE, President


                                         By:  ROBERT A. BOURNE
                                              General Partner

                                              /s/ Robert A. Bourne
                                              -------------------------------
                                              ROBERT A. BOURNE


                                         By:  JAMES M. SENEFF, JR.
                                              General Partner

                                              /s/ James M. Seneff, Jr.
                                              -------------------------------
                                              JAMES M. SENEFF, JR.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                          Title                         Date
          ---------                          -----                         ----
                              President, Treasurer and Director       March 23, 2000
/s/ Robert A. Bourne          (Principal Financial and Accounting
--------------------------    Officer)
Robert A. Bourne

/s/ James M. Seneff, Jr.      Chief Executive Officer and Director    March 23, 2000
--------------------------    (Principal Executive Officer)
James M. Seneff, Jr.

                                                     CNL INCOME FUND XV, LTD.
                                                  (A Florida Limited Partnership)
                                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                      -------------------------------------------------------
                                                         December 31, 1999

                                                                          Costs Capitalized
                                                                            Subsequent To              Gross Amount at Which
                                                   Initial Cost              Acquisition              Carried at Close of Period (c)
                                             -------------------------  ---------------------  -------------------------------------
                                    Encum-               Buildings and    Improve-   Carrying              Buildings and
                                   brances      Land     Improvements       ments      Costs      Land      Improvements    Total
                                  ---------  ----------  -------------  -----------  --------  ----------  -------------  ----------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Bennigan's Restaurant:
      Mentor, Ohio                        -    $520,557     $1,135,584            -         -    $520,557    $1,135,584   $1,656,141

    Checkers Drive-In Restaurants:
      Englewood, Florida                  -     339,499              -            -         -     339,499             -      339,499
      Marietta, Georgia                   -     432,547              -            -         -     432,547             -      432,547
      Norcross, Georgia                   -     405,256              -            -         -     405,256             -      405,256
      Philadelphia, Pennsylvania          -     417,014              -            -         -     417,014             -      417,014
      St. Petersburg, Florida             -     557,206              -            -         -     557,206             -      557,206
      Stratford, New Jersey               -     309,370              -            -         -     309,370             -      309,370
      Lake Mary, Florida                  -     614,471              -            -         -     614,471             -      614,471
      Philadelphia, Pennsylvania          -     599,586              -            -         -     599,586             -      599,586
      Winter Garden, Florida              -     353,799              -            -         -     353,799             -      353,799
      Chamblee, Georgia                   -     427,829              -            -         -     427,829             -      427,829
      Largo, Florida                      -     407,211              -            -         -     407,211             -      407,211
      Seminole, Florida                   -     423,116              -            -         -     423,116             -      423,116
      Orlando, Florida                    -     604,920              -            -         -     604,920             -      604,920
      Bradenton, Florida                  -     215,478              -            -         -     215,478             -      215,478

    Denny's Restaurant:
      Huntsville, Texas                   -     349,266              -            -         -     349,266            (e)     349,266

    Golden Corral Family
      Steakhouse Restaurants:
           Aberdeen, North Carolina       -     406,989              -      849,648         -     406,989       849,648    1,256,637
           Norman, Oklahoma               -     763,892              -      939,205         -     763,892       939,205    1,703,097
           Augusta, Georgia               -     766,891              -    1,124,687         -     766,891     1,124,687    1,891,578

    Hardee's  Restaurants:
      Olive Branch, Mississippi           -     209,243              -            -         -     209,243            (e)     209,243
      Columbia, South Carolina            -     230,268        497,047            -         -     230,268       497,047      727,315
      Pawleys Island, South Carolina      -     307,911        593,997            -         -     307,911       593,997      901,908
      Cookeville, Tennessee               -     216,335              -            -         -     216,335            (e)     216,335
      Niceville, Florida                  -     310,511        480,398            -         -     310,511       480,398      790,909

                                                                                               Life on Which
                                                                                               Depreciation in
                                                                 Date                          Latest Income
                                                 Accumulated     of Con-        Date            Statement is
                                                 Depreciation    struction      Acquired           Computed
                                                 ------------    ---------      --------       ---------------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Bennigan's Restaurant:
      Mentor, Ohio                                   $  2,820         1995         10/94                   (i)

    Checkers Drive-In Restaurants:
      Englewood, Florida                                   (d)         -           05/94                   (d)
      Marietta, Georgia                                    (d)         -           05/94                   (d)
      Norcross, Georgia                                    (d)         -           05/94                   (d)
      Philadelphia, Pennsylvania                           (d)         -           05/94                   (d)
      St. Petersburg, Florida                              (d)         -           05/94                   (d)
      Stratford, New Jersey                                (d)         -           05/94                   (d)
      Lake Mary, Florida                                   (d)         -           07/94                   (d)
      Philadelphia, Pennsylvania                           (d)         -           08/94                   (d)
      Winter Garden, Florida                               (d)         -           08/94                   (d)
      Chamblee, Georgia                                    (d)         -           12/94                   (d)
      Largo, Florida                                       (d)         -           12/94                   (d)
      Seminole, Florida                                    (d)         -           12/94                   (d)
      Orlando, Florida                                     (d)         -           03/95                   (d)
      Bradenton, Florida                                   (d)         -           03/95                   (d)

    Denny's Restaurant:
      Huntsville, Texas                                    (f)        1994         05/94                   (f)

    Golden Corral Family
      Steakhouse Restaurants:
           Aberdeen, North Carolina                   148,766         1994         06/94                   (b)
           Norman, Oklahoma                           157,992         1994         08/94                   (b)
           Augusta, Georgia                           187,756         1994         09/94                   (b)

    Hardee's  Restaurants:
      Olive Branch, Mississippi                            (f)        1994         04/94                   (f)
      Columbia, South Carolina                         94,893         1993         04/94                   (b)
      Pawleys Island, South Carolina                  112,317         1992         04/94                   (b)
      Cookeville, Tennessee                                (f)        1992         04/94                   (f)
      Niceville, Florida                               90,881         1993         04/94                   (b)

                                                     CNL INCOME FUND XV, LTD.
                                                  (A Florida Limited Partnership)
                                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         December 31, 1999


                                                                          Costs Capitalized
                                                                            Subsequent To              Gross Amount at Which
                                                   Initial Cost              Acquisition           Carried at Close of Period (c)
                                             ------------------------  ---------------------  --------------------------------------
                                    Encum-              Buildings and  Improve-     Carrying               Buildings and
                                   brances      Land     Improvements    ments       Costs       Land      Improvements    Total
                                  ---------  ---------  ------------- ------------  --------  -----------  ------------  ----------

    Jack in the Box Restaurants:
      Woodland Hills, California      -        617,887        406,122            -         -      617,887       406,122    1,024,009
      Redlands, California            -        494,336        566,016            -         -      494,336       566,016    1,060,352
      Altadena, California            -        501,099        272,441            -         -      501,099       272,441      773,540
      Port Arthur, Texas              -        426,378        646,811            -         -      426,378       646,811    1,073,189

    Japan Express Restaurants:
      Lancaster, South Carolina (m)   -        221,251              -            -         -      221,251            (e)     221,251

    Long John Silver's Restaurants:
      Medina, Ohio (h)                -        445,614              -      399,974         -      445,614       399,974      845,588
      Lexington, Kentucky (j)         -        346,854        303,425            -         -      346,854       303,425      650,279
      Jackson, Tennessee              -        254,023              -            -         -      254,023            (e)     254,023
      Albuquerque, New Mexico         -        210,008        311,622            -         -      210,008       311,622      521,630
      Irving, Texas                   -        454,448              -            -         -      454,448            (e)     454,448
      Lexington, North Carolina (h)   -        274,513              -      400,384         -      274,513       400,384      674,897
      Neosho, Missouri                -        171,859              -            -         -      171,859            (e)     171,859

    Wendy's Old Fashioned
      Hamburgers Restaurants:
           Arlington, Virginia        -        592,917        678,893            -         -      592,917       678,893    1,271,810
                                           -----------    -----------  -----------   -------  -----------   -----------  -----------

                                           $15,200,352     $5,892,356   $3,713,898         -  $15,200,352    $9,606,254  $24,806,606
                                           ===========    ===========  ===========   =======  ===========   ===========  ===========

Properties of Joint Venture in
    Which the Partnership has
    a 50% Interest and has
    Invested in Under an
    Operating Lease:

         Boston Market Restaurants:
           Matthews, North Carolina   -        409,942        737,391            -         -      409,942       737,391    1,147,333
           Raleigh, North Carolina    -        518,507        542,919            -         -      518,507       542,919    1,061,426


         Golden Corral Family
              Steakhouse Restaurant:
               Paris, Texas           -        303,608        685,064            -         -      303,608       685,064      988,672

                                                                                           Life on Which
                                                                                          Depreciation in
                                                            Date                           Latest Income
                                             Accumulated    of Con-        Date             Statement is
                                             Depreciation   struction      Acquired           Computed
                                             ------------   ---------      --------       ---------------
    Jack in the Box Restaurants:
      Woodland Hills, California                  73,445         1988         07/94                   (b)
      Redlands, California                       102,361         1988         07/94                   (b)
      Altadena, California                        49,269         1976         07/94                   (b)
      Port Arthur, Texas                         113,251         1994         09/94                   (b)

    Japan Express Restaurants:
      Lancaster, South Carolina (m)                   (f)        1994         07/94                   (f)

    Long John Silver's Restaurants:
      Medina, Ohio (h)                            23,657         1994         06/94                   (h)
      Lexington, Kentucky (j)                      3,048         1994         06/94                   (j)
      Jackson, Tennessee                              (f)        1994         06/94                   (f)
      Albuquerque, New Mexico                     47,654         1976         05/95                   (b)
      Irving, Texas                                   (f)        1995         07/94                   (f)
      Lexington, North Carolina (h)               23,400         1994         07/94                   (h)
      Neosho, Missouri                                (f)        1994         07/94                   (f)

    Wendy's Old Fashioned
      Hamburgers Restaurants:
           Arlington, Virginia                   114,141         1994         12/94                   (b)
                                              ----------

                                              $1,345,651
                                              ==========

Properties of Joint Venture in
    Which the Partnership has
    a 50% Interest and has
    Invested in Under an
    Operating Lease:

         Boston Market Restaurants:
           Matthews, North Carolina               79,384         1994         10/96                   (b)
           Raleigh, North Carolina                58,449         1994         10/96                   (b)


         Golden Corral Family
              Steakhouse Restaurant:
               Paris, Texas                       73,751         1996         10/96                   (b)

                                                     CNL INCOME FUND XV, LTD.
                                                  (A Florida Limited Partnership)
                                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                      -------------------------------------------------------
                                                         December 31, 1999

                                                                          Costs Capitalized
                                                                             Subsequent To             Gross Amount at Which
                                                   Initial Cost               Acquisition           Carried at Close of Period (c)
                                             -------------------------- ---------------------- -------------------------------------
                                     Encum-             Buildings and  Improve-     Carrying               Buildings and
                                    brances     Land     Improvements    ments       Costs      Land       Improvements     Total
                                   --------  ---------- -------------  ----------   -------- ------------  ------------  -----------
         Taco Bell Restaurant:
           Anniston, Alabama              -     173,396       329,201           -           -     173,396      329,201       502,597

        Other Restaurants:
           Murfeesboro, Tennessee         -     398,313             -           -           -     398,313            -       398,313
           Blaine, Minnesota              -     253,934       531,509           -           -     253,934      531,509       785,443
                                             ----------   ------------ ----------    --------  ----------   ----------    ----------

                                             $2,057,700    $2,826,084           -           -  $2,057,700   $2,826,084    $4,883,784
                                             ==========   ===========  ==========    ========  ==========   ==========    ==========

Property in Which the Partnership
    has a 16% Interest as Tenants-
    in-Common and has Invested in
    Under an Operating Lease:

         Golden Corral Family
           Steakhouse Restaurant:
             Clinton, North Carolina      -    $138,382    $  676,588           -           -  $  138,382   $  676,588      $814,970
                                             ==========   ===========   =========     =======  ==========   ==========     =========

Property in Which the Partnership
    has a 15% Interest as Tenants-
    in-Common and has Invested in
    Under an Operating Lease:

         Bennigan's Restaurant:
           Ft. Myers, Florida             -    $638,026             -           -           -  $  638,026          (e)      $638,026
                                             ==========   ===========   =========   =========  ==========  ===========   ===========

Property of Joint Venture
    in Which the Partnership
    has a 33% Interest
     and has Invested in
    Under an Operating Lease:

         Roadhouse Grill Restaurant:
           Duluth, Georgia                -  $1,083,153             -           -           -  $1,083,153          (k)    $1,083,153
                                             ==========   ===========   =========   =========  ==========  ===========    ==========

                                                                                                     Life on Which
                                                                                                    Depreciation in
                                                                        Date                         Latest Income
                                                   Accumulated         of Con-         Date           Statement is
                                                   Depreciation       struction      Acquired          Computed
                                                   ------------       ---------      --------       ---------------
         Taco Bell Restaurant:
           Anniston, Alabama                             32,667            1993         01/97                   (b)

        Other Restaurants:
           Murfeesboro, Tennessee                            (d)              -         10/96                   (d)
           Blaine, Minnesota                             57,220            1996         10/96                   (b)
                                                     ----------

                                                     $  301,471
                                                     ==========


Property in Which the Partnership
    has a 16% Interest as Tenants-
    in-Common and has Invested in
    Under an Operating Lease:

         Golden Corral Family
           Steakhouse Restaurant:
             Clinton, North Carolina                 $   88,827            1996         01/96                   (b)
                                                     ==========

Property in Which the Partnership
    has a 15% Interest as Tenants-
    in-Common and has Invested in
    Under an Operating Lease:

         Bennigan's Restaurant:
           Ft. Myers, Florida                               (f)            1982         06/98                   (f)


Property of Joint Venture
    in Which the Partnership
    has a 33% Interest
     and has Invested in
    Under an Operating Lease:

         Roadhouse Grill Restaurant:
           Duluth, Georgia                                  (k)             (l)         12/99                   (l)

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------
                               December 31, 1999

                                                                               Costs Capitalized
                                                                                 Subsequent To         Gross Amount at Which
                                                         Initial Cost             Acquisition       Carried at Close of Period (c)
                                                   ------------------------  ---------------------- ------------------------------
                                        Encum-                Buildings and  Improve-     Carrying           Buildings and
                                        brances      Land     Improvements    ments         Costs    Land     Improvements   Total
                                      -----------  ---------  -------------  ---------   ---------- -------- -------------  ------
Properties the Partnership has
    Invested in Under Direct
    Financing Leases:

         Denny's Restaurants:
           Huntsville, Texas              -              -              -   $  590,147        -        -           (e)        (e)
           Bartlesville, Oklahoma         -        199,747        789,589            -        -       (e)          (e)        (e)

         Hardee's Restaurants:
           Chester, South Carolina        -        140,016        587,718            -        -       (e)          (e)        (e)
           Cookeville, Tennesse           -              -        574,511            -        -        -           (e)        (e)
            Olive Branch, Mississippi     -              -        510,712            -        -        -           (e)        (e)
           Piney Flats, Tennessee         -        141,724        504,827            -        -       (e)          (e)        (e)

         Japan Express Restaurant:
           Lancaster, South Carolina (m)  -              -        170,415            -        -        -           (e)        (e)

         Long John Silver's Restaurants:
           Jackson, Tennessee             -              -        459,725            -        -        -           (e)        (e)
           Neosho, Missouri               -              -              -      403,331        -        -           (e)        (e)
           Irving, Texas                  -              -              -      414,009        -        -           (e)        (e)

         Quincy's Restaurant:
           Greer, South Carolina          -        178,404        849,860            -        -       (e)          (e)        (e)
                                                   -------     ----------   ----------   ------

                                                  $659,891     $4,447,357   $1,407,487        -
                                                  ========     ==========   ==========   ======


Property in Which the Partnership has a
    15% Interest as Tenants-in-Common
    and has Invested in Under
     Direct Financing Lease:

         Bennigan's Restaurant:
           Ft. Myers, Florida             -              -     $  831,741            -        -        -           (e)        (e)
                                                  ========     ==========   ==========   ======

                                                                                                 Life on Which
                                                                                                Depreciation in
                                                                     Date                        Latest Income
                                                   Accumulated       of Con-        Date          Statement is
                                                   Depreciation      struction      Acquired        Computed
                                                 ---------------   -------------  ------------  ----------------
Properties the Partnership has
    Invested in Under Direct
    Financing Leases:

         Denny's Restaurants:
           Huntsville, Texas                            (f)                1994         05/94          (f)
           Bartlesville, Oklahoma                       (g)                1983         08/95          (g)

         Hardee's Restaurants:
           Chester, South Carolina                      (g)                1994         04/94          (g)
           Cookeville, Tennesse                         (f)                1992         04/94          (f)
            Olive Branch, Mississippi                   (f)                1994         04/94          (f)
           Piney Flats, Tennessee                       (g)                1993         04/94          (g)

         Japan Express Restaurant:
           Lancaster, South Carolina (m)                (f)                1994         07/94          (f)

         Long John Silver's Restaurants:
           Jackson, Tennessee                           (f)                1994         06/94          (f)
           Neosho, Missouri                             (f)                1994         07/94          (f)
           Irving, Texas                                (f)                1995         07/94          (f)

         Quincy's Restaurant:
           Greer, South Carolina                        (g)                1988         06/94          (g)


Property in Which the Partnership has a
    15% Interest as Tenants-in-Common
    and has Invested in Under
     Direct Financing Lease:

         Bennigan's Restaurant:
           Ft. Myers, Florida                           (f)                1982         06/98          (f)

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
        ----------------------------------------------------------------

                               December 31, 1999

(a) Transactions in real estate and accumulated depreciation during 1999, 1998 and 1997 are summarized as follows:

                                                                                Accumulated
                                                                    Cost        Depreciation
                                                                 -----------    ------------
     Properties the Partnership has Invested in Under
      Operating Leases:

       Balance, December 31, 1996                                $22,946,739       $  556,038
       Depreciation expense                                               --          245,563
                                                                 -----------    -------------

       Balance, December 31, 1997                                 22,946,739          801,601
       Reclassified from net investment in
        direct financing lease                                     1,588,729               --
       Depreciation expense                                               --          279,051
                                                                 -----------    -------------

       Balance, December 31, 1998                                 24,535,468        1,080,652
       Dispositions                                                 (818,708)         (33,124)
       Reclassified from net investment in
        direct financing lease                                     1,439,009               --
       Reclassified to net investment in
        direct financing lease                                      (349,163)              --
       Depreciation expense                                               --          298,123
                                                                 -----------    -------------

       Balance, December 31, 1999                                $24,806,606       $1,345,651
                                                                 ===========    =============


     Properties of Joint Venture in Which the Partnership has a 50% Interest and has Invested in Under
      Operating Leases:

       Balance, December 31, 1996                                $ 4,404,047       $   19,453
       Acquisitions                                                  502,597               --
       Depreciation expense                                               --           94,718
                                                                 -----------    -------------


       Balance, December 31, 1997                                  4,906,644          114,171
       Dispositions                                                  (22,860)              --
       Depreciation expense                                               --           93,098
                                                                 -----------    -------------


       Balance, December 31, 1998                                  4,883,784          207,269
       Depreciation expense                                               --           94,202
                                                                 -----------    -------------

       Balance, December 31, 1999                                $ 4,883,784       $  301,471
                                                                 ===========    =============

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
  ----------------------------------------------------------------------------

                               December 31, 1999

                                                                                               Accumulated
                                                                        Cost                   Depreciation
                                                                  ----------------           ----------------

Property Which the Partnership has a 16% Interest as
 Tenants-In-Common and has Invested in Under an Operating Lease:

   Balance, December 31, 1996                                          $  814,970                 $   21,168
   Depreciation expense                                                        --                     22,553
                                                                  ----------------           ----------------

   Balance, December 31, 1997                                             814,970                     43,721
   Depreciation expense                                                        --                     22,553
                                                                  ----------------           ----------------

   Balance, December 31, 1998                                             814,970                     66,274
   Depreciation expense                                                        --                     22,553
                                                                  ----------------           ----------------

   Balance, December 31, 1999                                          $  814,970                 $   88,827
                                                                  ================           ================

Property of Joint Venture in Which the Partnership has a 15% Interest as Tenants-In-Common has invested in Under an Operating Lease:

   Balance, December 31, 1997                                          $       --                 $       --
   Acquisition                                                            638,026                         --
   Depreciation expense (f)                                                    --                         --
                                                                  ----------------           ----------------

   Balance, December 31, 1998                                             638,026                         --
   Depreciation expense (f)                                                    --                         --
                                                                  ----------------           ----------------

   Balance, December 31, 1999                                          $  638,026                 $       --
                                                                  ================           ================

Property of Joint Venture in Which the Partnership has a 33% interest and has Invested in Under an Operating Lease:

   Balance, December 31, 1998                                          $       --                 $       --
   Acquisition                                                          1,083,153                         --
   Depreciation expense (l)                                                    --                         --
                                                                  ----------------           ----------------

   Balance, December 31, 1999                                          $1,083,153                 $       --
                                                                  ================           ================

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $31,683,874 and $7,860,456, respectively. All of the leases are treated as operating leases for federal income tax purposes.

                           CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)

  NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
  ----------------------------------------------------------------------------

                               December 31, 1999


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

(h) Effective June 11, 1998, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 26 years. For financial reporting purposes, the undepreciated cost of the Property in Lexington, North Carolina was written down to its estimates net realizable value due to an impairment in value. The Partnership recognized the impairments by recording an allowance for loss on building in the amount of $83,897 and $4,971 in 1999 and 1998, respectively. The impairments at December 31, 1999 and 1998 represent the difference between the Property's carrying value and the estimated net realizable value of the Property at December 31, 1999 and 1998, respectively. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1999, excluding the allowance for loss on building.

(i) Effective December 9, 1999, the lease for this property was terminated resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 25 years.

(j) Effective October 1, 1999, the lease for this property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 25 years.

(k)  Building scheduled for completion in 2000.

(l) Property was not placed in service as of December 31, 1999; therefore, no depreciation was taken.

(m) Effective June 11, 1998, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 26 years. For financial reporting purposes, the undepreciated cost of the Property in Lancaster, South Carolina was written down to its estimated net realizable value due to an impairment in value. The Partnership recognized the impairment during 1998, by recording an allowance for loss on land and building in the amount of $108,410 and $167,526, respectively. The impairment represented the difference between the Property's carrying value and the estimated net realizable value of the Property at December 31, 1998. In May 1999, the Partnership re-leased the Property to a new tenant to operate the location as a Japan Express. In connection, the building portion of the lease was reclassified from operating lease to net investment in direct financing lease, based on the written down building value. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1999, excluding the allowance for loss on land.

                                 EXHIBIT INDEX

     Exhibit Number
     --------------

               3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XV, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-69968 on Form S-11 and incorporated herein by reference.)

               4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XV, Ltd. (Included as Exhibit 4.1 to Registration Statement No. 33-69968 on Form S-11 and incorporated herein by reference.)

               4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XV, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 30,1995, incorporated herein by reference.)

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