Form 10-Q
period 2000-03-31
CNL INCOME FUND XV LTD
filed 2000-05-12
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to ________________________


                             Commission file number
                                     0-26216
                     ---------------------------------------


                            CNL Income Fund XV, Ltd.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                              59-3198888
-----------------------------------------          -----------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


450 South Orange Avenue
Orlando, Florida                                                  32801
-----------------------------------------          -----------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number
(including area code)                                       (407) 540-2000
                                                   -----------------------------


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

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk

Part II

   Other Information

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                              March 31,             December 31,
                                                                                 2000                   1999
                                                                          -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation and allowance for loss on land
                                                                                $ 23,371,117           $ 23,263,676
   Net investment in direct financing leases                                       6,218,212              6,236,233
   Investment in joint ventures                                                    3,065,739              3,095,152
   Cash and cash equivalents                                                       2,307,561              1,660,363
   Receivables, less allowance for doubtful
       accounts of $43,569 and $13,085, respectively                                  47,907                 97,068
   Prepaid expenses                                                                    8,418                 14,988
   Lease costs, less accumulated amortization of
       $1,833 and $1,479, respectively                                                19,406                 19,760
   Accrued rental income less allowance for doubtful
       accounts of $2,317 in 2000                                                  1,723,821              1,686,740
                                                                          -------------------    -------------------

                                                                                $ 36,762,181           $ 36,073,980
                                                                          ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $     61,773           $    122,999
   Accrued construction costs payable                                                749,500                     --
   Accrued and escrowed real estate taxes payable                                     22,193                 28,352
   Distributions payable                                                             800,000                800,000
   Due to related parties                                                            113,315                 60,991
   Rents paid in advance and deposits                                                109,095                 25,763
                                                                          -------------------    -------------------
       Total liabilities                                                           1,855,876              1,038,105

   Partners' capital                                                              34,906,305             35,035,875
                                                                          -------------------    -------------------

                                                                                $ 36,762,181           $ 36,073,980
                                                                          ===================    ===================





See accompany notes to condensed financial statements.


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                      Quarter Ended
                                                                        March 31,
                                                                 2000               1999
                                                             --------------    ---------------
Revenues:
    Rental income from operating leases                          $ 655,461          $ 594,046
    Earned income from direct financing leases                     145,854            210,162
    Interest and other income                                       42,459             11,104
                                                             --------------    ---------------
                                                                   843,774            815,312
                                                             --------------    ---------------

Expenses:
    General operating and administrative                            45,813             40,317
    Professional services                                           13,044              8,604
    Management fees to related parties                               9,051              8,051
    Real estate taxes                                                6,390              8,690
    State and other taxes                                           35,787             21,191
    Depreciation and amortization                                   80,492             75,499
    Transaction costs                                               46,400             32,820
                                                             --------------    ---------------
                                                                   236,977            195,172
                                                             --------------    ---------------

Income Before Equity in Earnings of Joint Ventures                 606,797            620,140

Equity in Earnings of Joint Ventures                                63,633             61,901
                                                             --------------    ---------------

Net Income                                                       $ 670,430          $ 682,041
                                                             ==============    ===============

Allocation of Net Income:
    General partners                                             $   6,704          $   6,821
    Limited partners                                               663,726            675,220
                                                             --------------    ---------------

                                                                 $ 670,430          $ 682,041
                                                             ==============    ===============

Net Income Per Limited Partner Unit                               $   0.17           $   0.17
                                                             ==============    ===============

Weighted Average Number of Limited
    Partner Units Outstanding                                    4,000,000          4,000,000
                                                             ==============    ===============

See accompanying notes to financial statements.


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                  Quarter Ended            Year Ended
                                                                    March 31,             December 31,
                                                                       2000                   1999
                                                                -------------------     ------------------

General partners:
    Beginning balance                                                 $    174,788           $    145,629
    Net income                                                               6,704                 29,159
                                                                -------------------     ------------------
                                                                           181,492                174,788
                                                                -------------------     ------------------

Limited partners:
    Beginning balance                                                   34,861,087             35,320,271
    Net income                                                             663,726              2,740,816
    Distributions ($0.20 and $0.80 per limited partner
    unit, respectively)                                                   (800,000 )          (3,200,000)
                                                                -------------------     ------------------
                                                                        34,724,813             34,861,087
                                                                -------------------     ------------------

Total partners' capital                                               $ 34,906,305           $ 35,035,875
                                                                ===================     ==================



See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Quarter Ended
                                                                                       March 31,
                                                                                2000               1999
                                                                            --------------     --------------

 Increase (Decrease) in Cash and Cash Equivalents

     Net Cash Provided by Operating Activities                                   $885,068          $ 682,639
                                                                            --------------     --------------

     Cash Flows from Investing Activities:
        Proceeds from sale of land and building                                   562,130                 --
                                                                            --------------     --------------
           Net cash provided by investing activities                              562,130                 --
                                                                            --------------     --------------

     Cash Flows from Financing Activities:
        Distributions to limited partners                                        (800,000 )         (800,000 )
                                                                            --------------     --------------
           Net cash used in financing activities                                 (800,000 )         (800,000 )
                                                                            --------------     --------------

 Net Increase (Decrease) in Cash and Cash
     Equivalents                                                                  647,198           (117,361 )

 Cash and Cash Equivalents at Beginning of Quarter                              1,660,363          1,214,444
                                                                            --------------     --------------

 Cash and Cash Equivalents at End of Quarter                                   $2,307,561         $1,097,083
                                                                            ==============     ==============

 Supplemental Schedule of Non-Cash Financing
     Activities:

        Distributions declared and unpaid at end of
           quarter                                                             $  800,000        $   800,000

                                                                            ==============     ==============

See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XV, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:


                                                             March 31, 2000            December 31, 1999
                                                            -------------------       -------------------

               Land                                            $ 14,925,839                 $ 15,200,352
               Buildings                                          9,205,870                    9,606,254
                                                            -------------------       -------------------
                                                                 24,131,709                   24,806,606
               Less accumulated depreciation                     (1,401,682)                  (1,345,651)
                                                            -------------------       -------------------
                                                                 22,730,027                   23,460,955
               Construction in progress                             749,500                           --
                                                            -------------------       -------------------
                                                                 23,479,527                   23,460,955
               Less allowance for loss on land and
                   buildings                                       (108,410)                    (197,279)
                                                            -------------------       -------------------

                                                               $ 23,371,117                 $ 23,263,676
                                                            ===================       ===================



                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


2.       Land and Buildings on Operating Leases-Continued:

         In December 1999, the Partnership entered into a new lease for the property in Mentor, Ohio, with a new tenant to operate the property as a Bennigan's restaurant. In connection therewith, the Partnership agreed to pay up to $749,500 in renovation costs, all of which had been incurred and accrued as of March 31, 2000.

         In January 2000, the Partnership sold its property in Lexington, North Carolina, to an unrelated third party for $599,500 and received net sales proceeds of $562,130, resulting in a loss of $88,869 for financial reporting purposes, which the Partnership recorded at December 31, 1999, as an allowance for loss on building.

3.       Termination of Merger:

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited Partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2000, the Partnership owned 49 Properties, which included interests in seven Properties owned by a joint venture in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $885,068 and $682,639 for the quarters ended March 31, 2000 and 1999, respectively. The increase in cash from operations for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 2000.

         In December 1999, the Partnership entered into a new lease with a new tenant for its Property in Mentor, Ohio, to operate the Property as a Bennigan's restaurant. In connection therewith, the Partnership committed to fund up to $749,500 for renovation costs, all of which had been incurred and accrued as of March 31, 2000.

         In January 2000, the Partnership sold its Property in Lexington, North Carolina, for $599,500 and received net sales proceeds of $562,130, resulting in a loss of $88,869 for financial reporting purposes, which the Partnership recorded as an allowance for loss on Property at December 31, 1999. The Partnership intends to use the net sales proceeds from the sale of this Property to pay liabilities of the Partnership, to reinvest in an additional Property or to distribute to the limited partners.

         Currently, cash reserves, rental income from the Partnership's Properties, and net sales proceeds held by the Partnership are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to the partners and, if determined appropriate, to invest in an additional Property. At March 31, 2000, the Partnership had $2,307,561 invested in such short-term investments, as compared to $1,660,363 at December 31, 1999. The increase in cash and cash equivalents at March 31, 2000, was primarily attributable to the receipt of net sales proceeds relating to the sale of the Property in Lexington, North Carolina in January 2000. The funds remaining at March 31, 2000, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs, to pay for construction costs relating to the Property in Mentor, Ohio and, if determined appropriate, to acquire an additional Property.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $800,000 for each of the quarters ended March 31, 2000 and 1999. This represents distributions for each applicable quarter of $0.20 per unit. No distributions were made to the general partners for the quarters ended March 31, 2000 and 1999. No amounts distributed to the limited partners for the quarters ended March 31, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,855,876 at March 31, 2000, from $1,038,105 at December 31, 1999, primarily as a result of the Partnership accruing construction costs relating to the Bennigan's Property in Mentor, Ohio, as described above in "Capital Resources." The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 1999, the Partnership owned and leased 42 wholly owned Properties (including one Property sold in November 1999) and during the quarter ended March 31, 2000, the Partnership owned and leased 41 wholly owned Properties (including one Property sold in January 2000) to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $801,315 and $804,208, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The decrease in rental and earned income during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily due to the fact that rental and earned income decreased approximately $50,900 due to the fact that in December 1999, the Partnership terminated the lease with the tenant of the Property in Mentor, Ohio. In December 1999, the Partnership re-leased the Property to a new tenant, and intends to renovate the property into a Bennigan's restaurant, as described above in "Capital Resources."

         Rental and earned income also decreased approximately $27,200 during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, due to the fact that during the quarter ended March 31, 2000, the Partnership increased its allowance for doubtful accounts for past due rental amounts relating to several Properties in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected. No such allowance was recorded during the quarter ended March 31, 1999.

         In addition,  in 1998,  Long John Silver's,  Inc. filed for bankruptcy, rejected the leases relating to four of the eight Properties it leased and ceased making rental payments to the Partnership. Subsequently, two of the four Properties with rejected leases were sold and one was re-leased to a new tenant. As of March 31, 2000, the remaining Property whose lease was rejected remained vacant. The general partners are currently seeking either a new tenant or purchaser for the vacant Property. The Partnership will not recognize any rental and earned income from this vacant Property until a new tenant for this Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from this Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner. In 1999, Long John Silver's, Inc. assumed and affirmed its four remaining leases and the Partnership has continued to receive rental payments relating to these four leases. The decrease in rental and earned income during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was partially offset by the fact that the Partnership received approximately $73,700 in bankruptcy proceeds during the quarter ended March 31, 2000 relating to the Properties whose leases were rejected in 1998, as described above.

         For the quarters ended March 31, 2000 and 1999, the Partnership also owned and leased six Properties indirectly through one joint venture arrangement and one Property as tenants-in-common with affiliates of the general partners. For the quarter ended March 31, 2000, the Partnership owned and leased one additional Property indirectly through a joint venture arrangement. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $63,633 and $61,901, respectively, attributable to net income earned by these joint ventures.

         Operating expenses, including depreciation and amortization expense, were $236,977 and $195,172 for the quarters ended March 31, 2000 and 1999, respectively. The increase in operating expenses during the quarter ended March 31, 2000 is partially attributable to an increase in depreciation expense due to the fact that during December 1999, the Partnership reclassified the lease for the building for its Property in Mentor, Ohio from a direct financing lease to an operating lease due to the new lease entered into in December 1999, as described in "Capital Resources." The increase in operating expenses during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999 was also partially due to the fact that the Partnership incurred $46,400 and $32,820, respectively, in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger, as described below in "Termination of Merger."

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As   described   in  greater   detail  in  Part  II,   Item  1  ("Legal
Proceedings"), in 1999 two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.        Legal Proceedings.

               On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund Partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

               On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

               On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the general partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.

               On April 25, 2000, Judge Kirkwood issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.


Item 2.        Changes in Securities.       Inapplicable.

Item 3.        Default upon Senior Securities.   Inapplicable.

Item 4.        Submission of Matters to a Vote of Security Holders.Inapplicable.

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

                     27        Financial Data schedule (Filed herewith.)

               (b)      Reports on Form 8-K

                        A Current Report on Form 8-K dated February 23, 2000 was filed on March 1, 2000, describing the termination of the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of May, 2000.


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