Form 10-Q
period 2000-06-30
CNL INCOME FUND XV LTD
filed 2000-08-14
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to ______________________


                             Commission file number
                                     0-26216
                     ---------------------------------------


                            CNL Income Fund XV, Ltd.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florid                                          59-3198888
----------------------------------------          -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801-3336
----------------------------------------          -----------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                     (407) 540-2000
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

                                    CONTENTS





Part I                                                                  Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                               1

                  Condensed Statements of Income                         2

                  Condensed Statements of Partners' Capital              3

                  Condensed Statements of Cash Flows                     4

                  Notes to Condensed Financial Statements                5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8-12

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                            12

Part II

   Other Information                                                     13-15

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               June 30,             December 31,
                                                                                 2000                   1999
                                                                          -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated  depreciation  and  allowance  for loss on land
       and building                                                             $ 23,286,692           $ 23,263,676
   Net investment in direct financing leases, less
       allowance for loss in carrying value of $52,501
       in 2000                                                                     6,147,177              6,236,233
   Investment in joint ventures                                                    3,642,833              3,095,152
   Cash and cash equivalents                                                         953,446              1,660,363
   Receivables, less allowance for doubtful
       accounts of $31,027 and $13,085, respectively                                  31,689                 97,068
   Prepaid expenses                                                                   24,950                 14,988
   Lease costs, less accumulated amortization of
       $2,364 and $1,479, respectively                                                18,875                 19,760
   Accrued rental income less allowance for doubtful
       accounts of $3,130 in 2000                                                  1,766,958              1,686,740
                                                                          -------------------    -------------------

                                                                                $ 35,872,620           $ 36,073,980
                                                                          ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $     38,164           $    122,999
   Accrued and escrowed real estate taxes payable                                     32,251                 28,352
   Distributions payable                                                             800,000                800,000
   Due to related parties                                                            145,473                 60,991
   Rents paid in advance and deposits                                                 93,229                 25,763
                                                                          -------------------    -------------------
       Total liabilities                                                           1,109,117              1,038,105

   Partners' capital                                                              34,763,503             35,035,875
                                                                          -------------------    -------------------

                                                                                $ 35,872,620           $ 36,073,980
                                                                          ===================    ===================





            See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                 Quarter Ended                    Six Months Ended
                                                                    June 30,                          June 30,
                                                             2000             1999              2000             1999
                                                          ------------     ------------     -------------    -------------
Revenues:
    Rental income from operating leases                     $ 649,561        $ 594,419       $ 1,305,022      $ 1,188,465
    Earned income from direct financing leases                169,683          209,566           315,537          419,728
    Interest and other income                                  12,688            9,010            55,147           20,114
                                                          ------------     ------------     -------------    -------------
                                                              831,932          812,995         1,675,706        1,628,307
                                                          ------------     ------------     -------------    -------------

Expenses:
    General operating and administrative                       51,954           34,365            97,767           74,682
    Professional services                                       5,703           13,617            18,747           22,221
    Management fees to related party                            8,883            8,093            17,934           16,144
    Real estate taxes                                           8,784            8,030            15,174           16,720
    State and other taxes                                          61            9,114            35,848           30,305
    Depreciation and amortization                              85,165           75,048           165,657          150,547
    Transaction costs                                          29,753           74,477            76,153          107,297
                                                          ------------     ------------     -------------    -------------
                                                              190,303          222,744           427,280          417,916
                                                          ------------     ------------     -------------    -------------

Income Before Equity in Earnings of Joint Ventures
    and Provision for Loss on Building and Net
    Investment in Direct Financing Lease                      641,629          590,251         1,248,426        1,210,391

Equity in Earnings of Joint Ventures                           68,070           62,027           131,703          123,928

Provision for Loss on Building and Net Investment
    in Direct Financing Lease                                 (52,501 )       (132,446 )         (52,501 )       (132,446 )
                                                          ------------     ------------     -------------    -------------

Net Income                                                  $ 657,198        $ 519,832       $ 1,327,628      $ 1,201,873
                                                          ============     ============     =============    =============

Allocation of Net Income:
    General partners                                        $   6,847        $   5,996       $    13,551      $    12,817
    Limited partners                                          650,351          513,836         1,314,077        1,189,056
                                                          ------------     ------------     -------------    -------------

                                                            $ 657,198        $ 519,832       $ 1,327,628      $ 1,201,873
                                                          ============     ============     =============    =============

Net Income Per Limited Partner Unit                         $    0.16        $    0.13       $      0.33      $      0.30
                                                          ============     ============     =============    =============

Weighted Average Number of Limited Partner
    Units Outstanding                                       4,000,000        4,000,000         4,000,000        4,000,000
                                                          ============     ============     =============    =============


            See accompanying note to condensed financial statements.



                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                 Six Months Ended             Year Ended
                                                                     June 30,                December 31,
                                                                       2000                      1999
                                                             -------------------------     ------------------

General partners:
    Beginning balance                                                   $     174,788             $  145,629
    Net income                                                                 13,551                 29,159
                                                             -------------------------     ------------------
                                                                              188,339                174,788
                                                             -------------------------     ------------------

Limited partners:
    Beginning balance                                                      34,861,087             35,320,271
    Net income                                                              1,314,077              2,740,816
    Distributions ($0.40 and $0.80 per limited partner
    unit, respectively)                                                    (1,600,000 )           (3,200,000 )
                                                             -------------------------     ------------------
                                                                           34,575,164             34,861,087
                                                             -------------------------     ------------------

Total partners' capital                                                $   34,763,503           $ 35,035,875
                                                             =========================     ==================


           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                    Six Months Ended
                                                                        June 30,
                                                               2000                 1999
                                                          ----------------     ----------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                  $1,679,453           $1,468,759
                                                          ----------------     ----------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating
          leases                                                 (749,500 )                 --
       Proceeds from sale of land and building                    562,130                   --
       Investment in joint venture                               (599,000 )                 --
                                                          ----------------     ----------------
          Net cash used in investing activities                  (786,370 )                 --
                                                          ----------------     ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                       (1,600,000 )         (1,600,000 )
                                                          ----------------     ----------------
          Net cash used in financing activities                (1,600,000 )         (1,600,000 )
                                                          ----------------     ----------------

Net Decrease in Cash and Cash Equivalents                        (706,917 )           (131,241 )

Cash and Cash Equivalents at Beginning of Period                1,660,363            1,214,444
                                                          ----------------     ----------------

Cash and Cash Equivalents at End of Period                      $ 953,446           $1,083,203
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


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XV, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:


                                                                   June 30,                   December 31,
                                                                     2000                        1999
                                                            -------------------           -------------------
                  Land                                            $ 14,925,839                 $ 15,200,352
                  Buildings                                          9,955,370                    9,606,254
                                                            -------------------          -------------------
                                                                    24,881,209                   24,806,606
                  Less accumulated depreciation                     (1,486,107)                  (1,345,651)
                                                            -------------------          -------------------

                                                                    23,395,102                   23,460,955
                  Less allowance for loss on land and
                      building                                        (108,410)                    (197,279)
                                                            -------------------          -------------------
                                                                  $ 23,286,692                 $ 23,263,676
                                                           ===================           ===================

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


2.       Land and Buildings on Operating Leases-Continued:

         In December 1999, the Partnership entered into a new lease for the property in Mentor, Ohio, with a new tenant to operate the property as a Bennigan's restaurant. In connection therewith, the Partnership agreed to pay up to $749,500 in renovation costs, all of which had been incurred and paid as of June 30, 2000.

         In January 2000, the Partnership sold its property in Lexington, North Carolina, to an unrelated third party for $599,500 and received net sales proceeds of $562,130, resulting in a loss of $88,869 for financial reporting purposes, which the Partnership recorded at December 31, 1999, as an allowance for loss on building.

3.       Net Investment In Direct Financing Leases:

         At June 30, 2000, the Partnership established an allowance for impairment in carrying value in the amount of $52,501 for its property in Bartlesville, Oklahoma. The allowance represented the difference between the carrying value of the net investment in the direct financing lease at June 30, 2000, and the estimated net realizable value of the net investment in the direct financing lease at June 30, 2000.

4.       Investment in Joint Ventures:

         In June 2000, the Partnership used the net sales proceeds it received from the sale of the Property in Lexington, North Carolina, to enter into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XVI, Ltd. and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the general partners, to purchase and hold one restaurant property. The Partnership accounts for its investment using the equity method since the Partnership shares control with affiliates. As of June 30, 2000, the Partnership owned a 23.62% interest in the profits and losses of the joint venture.

         Wood-Ridge Real Estate Joint Venture owns and leases six properties and Duluth Joint Venture owns and leases one property to operators of national fast food or family-style restaurants. The Partnership and affiliates, as tenants-in-common in two separate tenancy in common arrangements, each own and lease one property to an operator of national fast food or family-style restaurants.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


4.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at:


                                                       June 30,              December 31,
                                                         2000                    1999
                                                   ------------------      ------------------
           Land and buildings on operating
                leases, less accumulated
                depreciation                             $ 9,802,685             $ 7,029,635
           Net investment in direct financing
                lease                                        811,379                 816,789
           Cash                                               45,364                  31,017
           Prepaid expenses                                      502                   1,458
           Receivables                                            --                  28,700
           Lease costs, less accumulated
                amortization                                  17,772                  19,279
           Accrued rental income                             206,913                 178,331
           Liabilities                                       399,025                  30,024
           Partners' capital                              10,485,590               8,075,185
           Revenues                                          418,518                 817,713
           Net income                                        341,454                 677,126

         The Partnership recognized income totaling $131,703 and $123,928 during the six months ended June 30, 2000 and 1999, respectively, from these joint ventures and properties held as tenants-in-common, $68,070 and $62,027 of which was earned during the quarters ended June 30, 2000 and 1999, respectively.

5.       Termination of Merger:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2000, the Partnership owned 50 Properties, which included interests in eight Properties owned by a joint venture in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,679,453 and $1,468,759 for the six months ended June 30, 2000 and 1999, respectively. The increase in cash from operations for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 2000.

         In December 1999, the Partnership entered into a new lease with a new tenant for its Property in Mentor, Ohio, to operate the Property as a Bennigan's restaurant. In connection therewith, the Partnership committed to fund up to $749,500 for renovation costs, all of which had been incurred and paid as of June 30, 2000.

         In January 2000, the Partnership sold its Property in Lexington, North Carolina, for $599,500 and received net sales proceeds of $562,130, resulting in a loss of $88,869 for financial reporting purposes, which the Partnership recorded as an allowance for loss on Property at December 31, 1999. In June 2000, the Partnership used the net sales proceeds it received from the sale of this Property, to enter into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XVI, Ltd. and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the general partners, to hold one restaurant property. As of June 30, 2000, the Partnership owned a 23.62% interest in the profits and losses of the joint venture.

         Currently, rental income from the Partnership's Properties, and any net sales proceeds held by the Partnership pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses and to make distributions to the partners. At June 30, 2000, the Partnership had $953,446 invested in such short-term investments, as compared to $1,660,363 at December 31, 1999. The decrease in cash and cash equivalents at June 30, 2000 was primarily attributable to the payment of renovation costs for the Partnership's Property in Mentor, Ohio during the six months ended June 30, 2000. The funds remaining at June 30, 2000, will be used to pay distributions and other liabilities.

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

         Total liabilities of the Partnership, including distributions payable, increased to $1,109,117 at June 30, 2000, from $1,038,105 at December 31, 1999, primarily as a result of an increase in due to related parties and rents paid in advance and deposits at June 30, 2000 as compared to December 31, 1999. The increase was partially offset by a decrease in accounts payable at June 30, 2000 as compared to December 31, 1999. Liabilities at June 30, 2000, to the extent they exceed cash and cash equivalents at June 30, 2000, will be paid from future cash from operations or in the event the general partners elect to make capital contributions or loans, from future general partner contributions or loans.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and for the six months ended June 30, 1999, anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,600,000 for each of the six months ended June 30, 2000 and 1999 ($800,000 for each applicable quarter). This represents distributions for each applicable six months of $0.40 per unit ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2000 and 1999. No amounts distributed to the limited partners for the six months ended June 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1999, the Partnership owned and leased 42 wholly owned Properties (including one Property sold in November 1999) and during the six months ended June 30, 2000, the Partnership owned and leased 41 wholly owned Properties (including one Property sold in January 2000) to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $1,620,559 and $1,608,193, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, of which $819,244 and $803,985 was earned during the quarters ended June 30, 2000 and 1999, respectively. The increase in rental and earned income during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was primarily due to the fact that in 1998, Long John Silver's, Inc. filed for bankruptcy, rejected the leases relating to four of the eight Properties it leased and discontinued making rental payments to the Partnership. Subsequently, two of the four Properties with rejected leases were sold and one was re-leased to a new tenant. As of June 30, 2000, the remaining Property whose lease was rejected remained vacant. The general partners are currently seeking either a new tenant or purchaser for the vacant Property. The Partnership will not recognize any rental and earned income from this vacant Property until a new tenant for this Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from this Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner. In 1999, Long John Silver's, Inc. assumed and affirmed its four remaining leases and the Partnership has continued to receive rental payments relating to these four leases. The increase in rental and earned income during the six months ended June 30, 2000, was partially due to the fact that the Partnership received approximately $73,700 in bankruptcy proceeds relating to the Properties whose leases were rejected in 1998, as described above.

         The increase in rental and earned income was also due to the fact that during the quarter and six months ended June 30, 2000, the Partnership collected and recognized as income amounts for which it had previously established an allowance for doubtful accounts for its Property in Huntsville, Texas.

         The increase in rental and earned income was partially offset by a decrease due to the fact that in December 1999, the Partnership terminated the lease with the tenant of the Property in Mentor, Ohio. In December 1999, the Partnership re-leased the Property to a new tenant, from which rental payments commenced in March 2000, and renovated the property into a Bennigan's restaurant, as described above in "Capital Resources."

         In addition, the increase in rental and earned income was partially offset by the fact that during the quarter and six months ended June 30, 2000, the tenant of the Property in Greer, South Carolina defaulted under the terms of its lease and discontinued operations of the restaurant. As a result, the Partnership established an allowance for doubtful accounts of approximately $16,200 for past due rental amounts. The general partners will continue to pursue collection of rental amounts relating to this Property and will recognize such amounts as income if collected.

         During the six months ended June 30, 2000 and 1999, the Partnership also owned and leased six Properties indirectly through one joint venture arrangement and two Properties as tenants-in-common with affiliates of the general partners. During the six months ended June 30, 2000, the Partnership owned and leased two additional Properties indirectly through joint venture arrangements. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $131,703 and $123,928, respectively, attributable to net income earned by these joint ventures, $68,070 and $62,027 of which was earned during the quarters ended June 30, 2000 and 1999, respectively.

         Operating expenses, including depreciation and amortization expense, were $427,280 and $417,916 during the six months ended June 30, 2000 and 1999, respectively, $190,303 and $222,744 of which were incurred during the quarters ended June 30, 2000 and 1999, respectively. The increase in operating expenses during the six months ended June 30, 2000 was partially due to, and the decrease in operating expenses during the quarter ended June 30, 2000 was partially offset by, an increase in administrative expenses for servicing the Partnership and its Properties. In addition, the increase in operating expenses during the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, was partially attributable to, and the decrease in operating expenses for the quarter ended June 30, 2000, was partially offset by, an increase in depreciation expense due to the fact that during December 1999, the Partnership reclassified the lease for the building for its Property in Mentor, Ohio from a direct financing lease to an operating lease due to the new lease entered into in December 1999, as described in "Capital Resources." The increase in operating expenses during the six months ended June 30, 2000 was partially offset by, and the decrease in operating expenses for the quarter ended June 30, 2000 was primarily due to the fact that the Partnership incurred less transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger, as described below in "Termination of Merger."

         During the quarter and six months ended June 30, 2000, the Partnership established an allowance for impairment in the carrying value of its Property in Bartlesville, Oklahoma of $52,501. The allowance represented the difference between the carrying value and the estimated net realizable value of the lease at June 30, 2000. As of June 30, 1999, the Partnership had recorded a provision for loss on building in the amount of $132,446 for financial reporting purposes relating to its Long John Silver's Property in Gastonia, North Carolina, the lease for which was rejected by the tenant in June 1998, as described above. The tenant of this Property filed for bankruptcy and discontinued the payment of rents. The impairment represented the difference between the carrying value and the estimated net realizable value of the Property at June 30, 1999.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger (the "Merger") entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As described in greater detail in Part II, Item 1. "Legal Proceedings," in 1999, two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued an order dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.

          On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund Partnership agreements in connection with the proposed merger. The plaintiffs sought unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, included allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and sought additional equitable relief. As amended, the caption of the case was Jon Hale, Mary J. Hewitt, Charles
          A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

          On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed merger.
          The plaintiff sought unspecified damages and equitable relief.

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

               27      Financial Data schedule (Filed herewith.)

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of August, 2000.


                                        CNL INCOME FUND XV, LTD.

                                        By: CNL REALTY CORPORATION
                                            General Partner


                                        By: /s/ James M. Seneff, Jr.
                                            ----------------------------------
                                            JAMES M. SENEFF, JR.
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                        By: /s/ Robert A. Bourne
                                            ----------------------------------
                                            ROBERT A. BOURNE
                                            President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)