Form 10-Q
period 2000-09-30
CNL INCOME FUND XV LTD
filed 2000-11-13
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to _____________________


                             Commission file number
                                     0-26216
                     ---------------------------------------


                            CNL Income Fund XV, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                           59-3198888
---------------------------------------              ------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801-3336
---------------------------------------              ------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                                     ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                  Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                               1

                  Condensed Statements of Income                         2

                  Condensed Statements of Partners' Capital              3

                  Condensed Statements of Cash Flows                     4

                  Notes to Condensed Financial Statements                5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8-12

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                            12

Part II

   Other Information                                                     13-14

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                            September 30,           December 31,
                                                                                 2000                   1999
                                                                          -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated  depreciation  and  allowance  for loss on land
       and building                                                             $ 23,199,768           $ 23,263,676
   Net investment in direct financing leases, less
       allowance for loss in carrying value of $52,501
       in 2000                                                                     6,127,421              6,236,233
   Investment in joint ventures                                                    3,880,854              3,095,152
   Cash and cash equivalents                                                         693,687              1,660,363
   Receivables, less allowance for doubtful
       accounts of $36,920 and $13,085, respectively                                  19,155                 97,068
   Prepaid expenses                                                                   26,335                 14,988
   Lease costs, less accumulated amortization of
       $2,894 and $1,479, respectively                                                18,345                 19,760
   Accrued rental income less allowance for doubtful
       accounts of $3,130 in 2000                                                  1,812,138              1,686,740
                                                                          -------------------    -------------------

                                                                                $ 35,777,703           $ 36,073,980
                                                                          ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $     34,034           $    122,999
   Accrued and escrowed real estate taxes payable                                     33,911                 28,352
   Distributions payable                                                             800,000                800,000
   Due to related parties                                                            117,513                 60,991
   Rents paid in advance and deposits                                                 72,083                 25,763
                                                                          -------------------    -------------------
       Total liabilities                                                           1,057,541              1,038,105

   Partners' capital                                                              34,720,162             35,035,875
                                                                          -------------------    -------------------

                                                                                $ 35,777,703           $ 36,073,980
                                                                          ===================    ===================




           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                 Quarter Ended                   Nine Months Ended
                                                                 September 30,                     September 30,
                                                             2000             1999              2000            1999
                                                          ------------     ------------     -------------    -------------
Revenues:
    Rental income from operating leases                     $ 654,702        $ 596,269       $ 1,959,724      $ 1,784,734
    Earned income from direct financing leases                164,409          214,027           479,946          633,755
    Interest and other income                                  20,000            9,591            75,147           29,705
                                                          ------------     ------------     -------------    -------------
                                                              839,111          819,887         2,514,817        2,448,194
                                                          ------------     ------------     -------------    -------------

Expenses:
    General operating and administrative                       50,523           35,006           148,290          109,688
    Professional services                                      12,088            9,431            30,835           31,652
    Management fees to related party                            8,998            8,366            26,932           24,510
    Real estate taxes                                           6,838            7,507            22,012           24,227
    State and other taxes                                          --               --            35,848           30,305
    Depreciation and amortization                              87,663           72,598           253,320          223,145
    Transaction costs                                              --           56,015            76,153          163,312
                                                          ------------     ------------     -------------    -------------
                                                              166,110          188,923           593,390          606,839
                                                          ------------     ------------     -------------    -------------

Income Before Equity in Earnings of Joint Ventures
    and Provision for Loss on Building                        673,001          630,964         1,921,427        1,841,355

Equity in Earnings of Joint Ventures                           83,658           66,796           215,361          190,724

Provision for Loss on Building                                     --          (23,250 )         (52,501 )       (155,696 )
                                                          ------------     ------------     -------------    -------------

Net Income                                                  $ 756,659        $ 674,510       $ 2,084,287      $ 1,876,383
                                                          ============     ============     =============    =============

Allocation of Net Income:
    General partners                                        $   7,567        $   6,881       $    21,118      $    19,698
    Limited partners                                          749,092          667,629         2,063,169        1,856,685
                                                          ------------     ------------     -------------    -------------

                                                            $ 756,659        $ 674,510       $ 2,084,287      $ 1,876,383
                                                          ============     ============     =============    =============

Net Income Per Limited Partner Unit                         $    0.19        $    0.17       $     0.52       $      0.46
                                                          ============     ============     =============    =============

Weighted Average Number of Limited Partner
    Units Outstanding                                       4,000,000        4,000,000         4,000,000        4,000,000
                                                          ============     ============     =============    =============


           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                        Nine Months Ended              Year Ended
                                                                          September 30,               December 31,
                                                                               2000                       1999
                                                                     -------------------------   -----------------------

General partners:
    Beginning balance                                                             $   174,788                $  145,629
    Net income                                                                         21,118                    29,159
                                                                     -------------------------   -----------------------
                                                                                      195,906                   174,788
                                                                     -------------------------   -----------------------

Limited partners:
    Beginning balance                                                              34,861,087                35,320,271
    Net income                                                                      2,063,169                 2,740,816
    Distributions ($0.60 and $0.80 per limited partner
    unit, respectively)                                                            (2,400,000 )              (3,200,000 )
                                                                     -------------------------   -----------------------
                                                                                   34,524,256                34,861,087
                                                                     -------------------------   -----------------------

Total partners' capital                                                          $ 34,720,162              $ 35,035,875
                                                                     =========================   =======================



           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                         Nine Months Ended
                                                                           September 30,
                                                                     2000                 1999
                                                                ----------------     ----------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                        $2,472,192           $2,197,137
                                                                ----------------     ----------------

    Cash Flows from Investing Activities:

       Proceeds from sale of land and building                          562,130                   --
       Additions to land and buildings on operating leases
                                                                       (749,500 )                 --
       Investment in joint venture                                     (851,498 )                 --
                                                                ----------------     ----------------
          Net cash used in investing activities                      (1,038,868 )                 --
                                                                ----------------     ----------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                             (2,400,000 )         (2,400,000 )
                                                                ----------------     ----------------
          Net cash used in financing activities                      (2,400,000 )         (2,400,000 )
                                                                ----------------     ----------------

Net Decrease in Cash and Cash Equivalents                              (966,676 )           (202,863 )

Cash and Cash Equivalents at Beginning of Period                      1,660,363            1,214,444
                                                                ----------------     ----------------

Cash and Cash Equivalents at End of Period                            $ 693,687           $1,011,581
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


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XV, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                                 September 30,              December 31,
                                                                     2000                       1999
                                                            -------------------          -------------------
                  Land                                            $ 14,925,838                 $ 15,200,352
                  Buildings                                          9,955,370                    9,606,254
                                                            -------------------          -------------------
                                                                    24,881,208                   24,806,606
                  Less accumulated depreciation                     (1,573,030)                  (1,345,651)
                                                            -------------------          -------------------
                                                                    23,308,178                   23,460,955
                  Less allowance for loss on land and
                      building                                        (108,410)                    (197,279)
                                                            -------------------          -------------------

                                                                  $ 23,199,768                  $ 23,263,676
                                                            ===================          ===================


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


2.       Land and Buildings on Operating Leases-Continued:

         In December 1999, the Partnership entered into a new lease for the property in Mentor, Ohio, with a new tenant to operate the property as a Bennigan's restaurant. In connection therewith, the Partnership agreed to pay up to $749,500 in renovation costs, all of which had been incurred and paid as of September 30, 2000.

         In January 2000, the Partnership sold its property in Lexington, North Carolina, to an unrelated third party for $599,500 and received net sales proceeds of $562,130. Due to the fact that the Partnership had recorded an allowance for loss on land and building of $88,869 as of December 31, 1999, no gain or loss was recorded during 2000 as a result of the sale.

3.       Net Investment In Direct Financing Leases:

         At September 30, 2000, the Partnership established an allowance for impairment in carrying value in the amount of $52,501 for its property in Bartlesville, Oklahoma. The allowance represented the difference between the carrying value of the net investment in the direct financing lease at September 30, 2000, and the estimated net realizable value of the net investment in the direct financing lease at September 30, 2000.

4.       Investment in Joint Ventures:

         In June 2000, the Partnership used the net sales proceeds it received from the sale of the Property in Lexington, North Carolina, to enter into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XVI, Ltd. and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the general partners, to purchase and hold one restaurant property. The Partnership accounts for its investment using the equity method since the Partnership shares control with affiliates. As of September 30, 2000, the Partnership owned a 23.62% interest in the profits and losses of the joint venture.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


4.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at:

                                                           September 30,           December 31,
                                                               2000                    1999
                                                         ------------------      ------------------
           Land and buildings on operating
                leases, less accumulated
                depreciation                                  $ 10,420,941             $ 7,029,635
           Net investment in direct financing
                lease                                              808,564                 816,789
           Cash                                                    237,868                  31,017
           Prepaid expenses                                          1,250                   1,458
           Receivables                                               2,579                  28,700
           Lease costs, less accumulated
                amortization                                        17,270                  19,279
           Accrued rental income                                   230,325                 178,331
           Liabilities                                             501,721                  30,024
           Partners' capital                                    11,217,076               8,075,185
           Revenues                                                702,846                 817,713
           Net income                                              580,743                 677,126

         The Partnership recognized income totaling $215,361 and $190,724 during the nine months ended September 30, 2000 and 1999, respectively, from these joint ventures and properties held as tenants-in-common, $83,658 and $66,796 of which was earned during the quarters ended September 30, 2000 and 1999, respectively.

5.       Termination of Merger:

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

6.       Subsequent Events:

         In October 2000, the Partnership sold its 33 percent interest in Duluth Joint Venture, to CNL Income Fund VII, Ltd., an affiliate of the general partners. The proceeds received from the sale exceeded the basis of the interest in this joint venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2000, the Partnership owned 50 Properties, which included interests in eight Properties owned by a joint venture in which the Partnership is a co-venturer and two Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,472,192 and $2,197,137 for the nine months ended September 30, 2000 and 1999, respectively. The increase in cash from operations for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was primarily a result of changes in revenues and expenses as described below in "Results of Operations" and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 2000.

         In December 1999, the Partnership entered into a new lease with a new tenant for its Property in Mentor, Ohio, to operate the Property as a Bennigan's restaurant. In connection therewith, the Partnership committed to fund up to $749,500 for renovation costs, all of which had been incurred and paid as of September 30, 2000.

         In January 2000, the Partnership sold its Property in Lexington, North Carolina, for $599,500 and received net sales proceeds of $562,130. Due to the fact that the Partnership had recorded an allowance for loss on land and building of $88,869 as of December 31, 1999, no gain or loss was recorded during 2000 as a result of the sale. In June 2000, the Partnership used the net sales proceeds it received from the sale of this Property, to enter into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XVI, Ltd. and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the general partners, to hold one restaurant property. As of September 30, 2000, the Partnership owned a 23.62% interest in the profits and losses of the joint venture.

         In October 2000, the Partnership sold its 33 percent interest in Duluth Joint Venture, to CNL Income Fund VII, Ltd., an affiliate of the general partners. The proceeds received from the sale exceeded the basis of the interest in this joint venture.

         Currently, rental income from the Partnership's Properties, and any net sales proceeds held by the Partnership pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses and to make distributions to the partners. At September 30, 2000, the Partnership had $693,687 invested in such short-term investments, as compared to $1,660,363 at December 31, 1999. The decrease in cash and cash equivalents at September 30, 2000 was primarily attributable to the payment of renovation costs for the Partnership's Property in Mentor, Ohio during the nine months ended September 30, 2000. The funds remaining at September 30, 2000, will be used to pay distributions and other liabilities.

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

         Total liabilities of the Partnership, including distributions payable, increased to $1,057,541 at September 30, 2000, from $1,038,105 at December 31, 1999, primarily as a result of an increase in amounts due to related parties and rents paid in advance and deposits at September 30, 2000 as compared to December 31, 1999. The increase was partially offset by a decrease in accounts payable at September 30, 2000 as compared to December 31, 1999. Liabilities at September 30, 2000, to the extent they exceed cash and cash equivalents at September 30, 2000, will be paid from future cash from operations or in the event the general partners elect to make capital contributions or loans, from future general partner contributions or loans.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and for the nine months ended September 30, 1999, anticipated future cash from operations, the Partnership declared distributions to limited partners of $2,400,000 for each of the nine months ended September 30, 2000 and 1999 ($800,000 for each applicable quarter). This represents distributions for each applicable nine months of $0.60 per unit ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2000 and 1999. No amounts distributed to the limited partners for the nine months ended September 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 1999, the Partnership owned and leased 42 wholly owned Properties (including one Property sold in November
1999) and during the nine months ended September 30, 2000, the Partnership owned and leased 41 wholly owned Properties (including one Property sold in January
2000) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $2,439,670 and $2,418,489, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, of which $819,111 and $810,296 was earned during the quarters ended September 30, 2000 and 1999, respectively. The increase in rental and earned income during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was primarily due to the fact that during the nine months ended September 30, 2000, the Partnership received approximately $88,200 in bankruptcy proceeds relating to the Properties whose leases were rejected in 1998, as described below. During 1998, Long John Silver's, Inc. filed for bankruptcy, rejected the leases relating to four of the eight Properties it leased and discontinued making rental payments to the Partnership. Subsequently, two of the four Properties with rejected leases were sold and one was re-leased to a new tenant. As of September 30, 2000, the remaining Property whose lease was rejected remained vacant. The general partners are currently seeking either a new tenant or purchaser for the vacant Property. The Partnership will not recognize any rental and earned income from this vacant Property until a new tenant for this Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from this Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner. In 1999, Long John Silver's, Inc. assumed and affirmed its four remaining leases and the Partnership has continued to receive rental payments relating to these four leases. The increase in rental and earned income during the nine months ended September 30, 2000.

         The increase in rental and earned income during the nine months ended September 30, 2000 was partially offset by a decrease in rental and earned income of approximately $152,500 during the nine months ended September 30, 2000 due to the fact that in December 1999, the Partnership terminated the lease with the tenant of the Property in Mentor, Ohio. This decrease was partially offset by an increase in rental and earned income of approximately $10,100 and $108,800 during the quarter and nine months ended September 30, 2000, respectively, from a new tenant due to the fact that in December 1999, the Partnership re-leased the Property to a new tenant, from which rental payments commenced in March 2000, and renovated the property into a Bennigan's restaurant, as described above in "Capital Resources."

         The increase in rental and earned income during the nine months ended September 30, 2000 was partially offset by the fact that during the nine months ended September 30, 2000, the Partnership established an allowance for doubtful accounts of approximately $16,200 due to the fact that in May 2000, the tenant of the Property in Greer, South Carolina vacated the Property and discontinued making rental payments. During the quarter and nine months ended September 30, 2000, the Partnership collected and recognized as income approximately $16,200 from the subtenant in rental and earned income relating to this Property.

         The increase in rental and earned income during the quarter and nine months ended September 30, 2000 was partially offset by the fact that the Partnership established an allowance for doubtful accounts of approximately $17,200 and $25,800 during the quarter and nine months ended September 30, 2000, respectively, for past due rental amounts relating to the Property in Bartlesville, Oklahoma, in accordance with Partnership policy. The general partners will continue to pursue collection of such amounts and will record such amounts as income, when collected. No such allowance was established during the quarter and nine months ended September 30, 2000.

         During the nine months ended September 30, 2000 and 1999, the Partnership also owned and leased six Properties indirectly through one joint venture arrangement and two Properties as tenants-in-common with affiliates of the general partners. During the nine months ended September 30, 2000, the Partnership owned and leased two additional Properties indirectly through joint venture arrangements. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $215,361 and $190,724, respectively, attributable to net income earned by these joint ventures, $83,658 and $66,796 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The increase in net income earned by joint ventures was attributable to the Partnership investing in two additional joint ventures subsequent to September 30, 1999.

         Operating expenses, including depreciation and amortization expense, were $593,390 and $606,839 during the nine months ended September 30, 2000 and 1999, respectively, $166,110 and $188,923 of which were incurred during the quarters ended September 30, 2000 and 1999, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was primarily due to the fact that the Partnership incurred less transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger, as described below in "Termination of Merger."

         The decrease during the quarter and nine months ended September 30, 2000 was partially offset by an increase in depreciation expense during the quarter and nine months ended September 30, 2000, due to the fact that during December 1999, the Partnership reclassified the lease for the building for its Property in Mentor, Ohio from a direct financing lease to an operating lease due to the new lease entered into in December 1999, as described in "Capital
Resources." The decrease in operating expenses during the quarter and nine months ended September 30, 2000 was partially offset by an increase in administrative expenses for servicing the Partnership and its Properties.

         During the nine months ended September 30, 2000, the Partnership established a provision for loss in the amount of $52,051 for financial reporting purposes relating to its Property in Bartlesville, Oklahoma. The allowance represented the difference between the carrying value and the estimated net realizable value of the Property at September 30, 2000. During the nine months ended September 30, 1999, the Partnership recorded a provision for loss on building of $132,446 for financial reporting purposes relating to a Long John Silver's Property in Gastonia, North Carolina, the lease for which was rejected by the tenant in June 1998, as described above. During the quarter and nine months ended September 30, 1999, the Partnership increased the provision for loss on building by $23,250 for this Property. The impairment represents the difference between the carrying value of the Property at September 30, 1999 and the estimated net sales proceeds of the Property based on a purchase and pending sales contract with an unrelated third party.

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

                   27       Financial Data schedule (Filed herewith.)

             (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 2000.


                                         CNL INCOME FUND XV, LTD.

                                         By: CNL REALTY CORPORATION
                                             General Partner


                                             By:/s/ James M. Seneff, Jr.
                                                ---------------------------
                                                JAMES M. SENEFF, JR.
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                             By:/s/ Robert A. Bourne
                                                ---------------------------
                                                ROBERT A. BOURNE
                                                President and Treasurer
                                                (Principal Financial and
                                                 Accounting Officer)