Form 10-K
period 2000-12-31
CNL INCOME FUND XV LTD
filed 2001-04-02
CIK 913057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

         During the year ended December 31, 1995, the tenant of two Checkers Properties in Knoxville, Tennessee, and one Checkers Property in Leavenworth, Kansas, which consisted of land only, exercised its option in accordance with the lease agreements to substitute other Properties for these three Properties. The Partnership sold the two Properties in Knoxville, Tennessee, and the Property in Leavenworth, Kansas, and used the net sales proceeds to acquire two Checkers Properties, consisting of land only, located in Orlando and Bradenton, Florida. During the year ended December 31, 1996, the Partnership acquired a Property in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. In addition, during the year ended December 31, 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its two Properties to the tenant. The joint venture reinvested the net sales proceeds in four Boston Market Properties (one of which consisted of only land) and one Golden Corral Property during 1996 and a Taco Bell Property in Anniston, Alabama during 1997. In addition, during 1998, the Partnership acquired a Property in Fort Myers, Florida, with an affiliate of the General Partners, as tenants-in-common. During the year ended December 31, 1999, the Partnership sold a Property in Gastonia, North Carolina and used a portion of the net sales proceeds to invest in a joint venture arrangement, Duluth Joint Venture, with affiliates of the General Partners, to construct and hold one Property. During the year ended December 31, 2000, the Partnership sold its interest in Duluth Joint Venture to an affiliate of the General Partners. In addition, during 2000, the Partnership sold a Property in Lexington, North Carolina and used the net sales proceeds to invest in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with affiliates of the General Partners, to purchase and hold one Property.

         As a result of the above transactions, as of December 31, 2000, the Partnership owned 49 Properties. The 49 Properties include 14 wholly owned Properties consisting of only land, interests in seven Properties owned by joint ventures in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common. The lessee of the 14 wholly owned Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the leases, to remove the buildings from the land at the end of the lease terms. The Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and CNL American Properties Fund, Inc. ("APF") announced that they had mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable. The General Partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint venture, in which the Partnership is a co-venturer and the Properties owned with affiliates as tenants-in-common, provide for initial terms ranging from 10 to 20 years (the average being 18 years) and expire between 2009 and 2019. Generally, the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $22,500 to $259,900. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth or ninth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 40 of the Partnership's 49 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         In June 1998, October 1998 and January 1999, three tenants, Long John Silver's, Inc., Finest Foodservice, LLP, and B.C. Superior, LLC, respectively, filed for bankruptcy and rejected the leases relating to six of their ten Properties (including two Properties held by Wood-Ridge Real Estate Joint Venture) and ceased making rental payments to the Partnership relating to those leases that were rejected. Between February and May 1999, the Partnership entered into new leases with new tenants for three of the Properties for which leases were rejected. The lease terms for these Properties are substantially the same as the Partnership's other leases as described above. In addition, in November 1999 and January 2000, the Partnership sold two of the remaining Properties for which leases were rejected. The General Partners are currently seeking either a new tenant or purchaser for the Property with the remaining rejected lease. The Partnership will not recognize rental and earned income from this Property until a new tenant is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from the remaining lease that was rejected could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to re-lease this Property in a timely manner. In August 1999, Long John Silver's, Inc. assumed and affirmed its remaining leases and the Partnership has continued receiving rental payments on such leases. In addition, in August 1999, the lease relating to the Long John Silver's Property in Albuquerque, New Mexico was amended to provide rent deferrals. The rent deferrals are payable by the tenant beginning in August 2001.

         In December 1999, the Partnership entered into a new lease with a new tenant for its Property in Mentor, Ohio to operate the Property as a Bennigan's restaurant. In connection therewith, the Partnership committed to fund up to $749,500 for renovation costs all of which had been incurred and paid as of December 31, 2000. The lease terms for this Property are substantially the same as the Partnership's other leases as described above. The Partnership received $450,000 in consideration of the Partnership releasing the former tenant from its obligation under the terms of its lease.

         In addition, in December 1999, the Partnership invested a portion of the net sales proceeds from the sale of the Property in Gastonia, North Carolina, in a joint venture arrangement, Duluth Joint Venture, with affiliates of the General Partners, to purchase and hold one restaurant Property. During October 2000, the Partnership sold its 33 percent interest in Duluth Joint Venture to an affiliate of the General Partners.

         In June 2000, the Partnership invested the net sales proceeds from the sale of the Property in Lexington, North Carolina in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with affiliates of the General Partners, to purchase and hold one restaurant Property. The lease terms for this Property are substantially the same as the Partnership's other leases as described above. The General Partners do not anticipate that the decrease in rental income relating to this amendment will have a material adverse affect on the Partnership's financial position or results of operations.

         In October 2000, the lease relating to the Property in Raleigh, North Carolina held by Wood-Ridge Real Estate Joint Venture was amended to provide for a reduction in rents and an extension of the lease term. All other lease terms remained unchanged.

Major Tenants

         During 2000, four lessees of the Partnership, Flagstar Enterprises, Inc., Checkers Drive-In Restaurants, Inc., Jack in the Box Inc., and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from seven Properties owned by joint ventures and two Properties owned with affiliates as tenants-in-common). As of December 31, 2000, Flagstar Enterprises, Inc. was the lessee under leases relating to seven restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 14 restaurants, Jack in the Box Inc. was the lessee under leases relating to four restaurants and Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these four lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 2001. In addition, five Restaurant Chains, Hardee's, Checker's, Long John Silver's, Golden Corral and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental income during 2000 (including the Partnership's share of rental income from seven Properties owned by joint ventures and two Properties owned with affiliates as tenants-in-common). In 2001, it is anticipated that these five Restaurant chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         In August 1994, the Partnership entered into a joint venture arrangement, Wood-Ridge Real Estate Joint Venture with CNL Income Fund XIV, Ltd., to purchase and hold two Properties. In September 1996, Wood-Ridge Real Estate Joint Venture sold its two Properties to the tenant and as of December 31, 1997, had reinvested the majority of the net sales proceeds in six replacement Properties. The joint venture distributed the remaining net sales proceeds to the Partnership and its co-venture partner on a prorata basis during 1997. In addition, in December 1999, the Partnership entered into a joint venture arrangement, Duluth Joint Venture, with CNL Income Fund V, Ltd., CNL Income Fund VII, Ltd., and CNL Income Fund XIV, Ltd., to construct and hold one restaurant Property. In October 2000, the Partnership sold its 33 percent interest in Duluth Joint Venture, to CNL Income Fund VII, Ltd. In June 2000, the Partnership entered into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XVI, Ltd. and CNL Income Fund XVIII, Ltd. to purchase and hold one restaurant Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida.

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership holds a 50 percent and 23.62% interest in the profits and losses of Wood-Ridge Real Estate Joint Venture and TGIF Pittsburgh Joint Venture, respectively. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

         Wood-Ridge Real Estate Joint Venture and TGIF Pittsburgh Joint Venture each have an initial term of 30 years. After the expiration of the initial terms, each joint venture continues in existence from year to year unless terminated at the option of any of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture, unless agreed to by mutual agreement of the Partnership and its joint venture partners to reinvest the sales proceeds in replacement Properties, and by mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

         The Partnership shares management control equally with an affiliates of the General Partners for Wood-Ridge Real Estate Joint Venture and TGIF Pittsburgh Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

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

         In addition to the above joint venture agreements, the Partnership entered into an agreement to hold a Golden Corral Property, as tenants-in-common, with CNL Income Fund IV, Ltd., CNL Income Fund VI, Ltd., and CNL Income Fund X, Ltd., affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each party's percentage interest. The Partnership owns a 16 percent interest in this Property.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2000, the Partnership owned 49 Properties. Of the 49 Properties, 40 are owned by the Partnership in fee simple, seven are owned through two joint venture arrangements and two are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 15,600 to 137,700 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2000.

          State                    Number of Properties

          Alabama                              1
          California                           3
          Florida                             10
          Georgia                              4
          Kentucky                             1
          Minnesota                            1
          Mississippi                          1
          Missouri                             1
          New Jersey                           1
          New Mexico                           1
          North Carolina                       4
          Ohio                                 2
          Oklahoma                             2
          Pennsylvania                         3
          South Carolina                       5
          Tennessee                            4
          Texas                                4
          Virginia                             1
                                          -------
          TOTAL PROPERTIES                    49
                                          =======

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the 14 Checkers Properties owned by the Partnership are owned by the tenants. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 1,500 to 11,000 square feet. All buildings on the Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. Depreciation expense is computed for buildings and improvements using the straight-line method using depreciable lives of 40 years for federal income tax purposes.

         As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Properties owned through tenancy in common arrangements) for federal income tax purposes was $31,741,716 and $9,312,896, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by Restaurant Chain.

               Restaurant Chain                    Number of Properties

                Bennigan's                                    2
                Boston Market                                 2
                Checkers                                     14
                Denny's                                       2
                Golden Corral                                 5
                Hardee's                                      7
                Jack in the Box                               4
                Japan Express                                 1
                Long John Silver's                            6
                Quincy's                                      1
                Taco Bell                                     1
                Wendy's                                       1
                Other                                         3
                                                         -------
                TOTAL PROPERTIES                             49
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

         At December 31, 2000, 1999 and 1998, 92 percent, 98 percent and 88 percent, respectively, of the Properties were occupied. At December 31, 1997 and 1996, all of the Properties were occupied. The following is a schedule of the average rent per Property for the years ended December 31:


                                      2000              1999             1998              1997              1996
--------------------------------- --------------    -------------    --------------    -------------     -------------

Rental Income (1)                   $ 3,555,125      $3,568,289        $3,461,756       $3,906,700        $3,905,897
Properties (2)                               48              50                50               49                48
Average Per Property                  $  74,065        $ 71,366          $ 69,235         $ 79,729          $ 81,373



(1) Rental income includes the Partnership's share of rental income from the Properties owned through a joint venture arrangement and the Properties owned through tenancy in common arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

(2)      Excludes Properties which were vacant and generated no rental income.

         The following is a schedule of lease expirations for leases in place as of December 31, 2000 for the next ten years and thereafter.

                                                                           Percentage of
                               Number            Annual Rental             Gross Annual
  Expiration Year            of Leases              Revenues               Rental Income
--------------------      -----------------    -------------------       ------------------

              2001                                  --               $     --                        --
              2002                                  --                     --                        --
              2003                                  --                     --                        --
              2004                                  --                     --                        --
              2005                                  --                     --                        --
              2006                                  --                     --                        --
              2007                                  --                     --                        --
              2008                                  --                     --                        --
              2009                                   5                572,121                    15.45%
              2010                                  --                     --                        --
              Thereafter                            43              3,129,086                    84.55%
                                      -----------------     ------------------      --------------------
              Total (1)                             48           $  3,701,207                   100.00%
                                      =================     ==================      ====================



(1)      Excludes one Property which was vacant at December 31, 2000.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2000 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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


Item 3. Legal Proceedings

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective Properties, is party to, or subject to, any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2001 there were 2,709 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2000, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 2000, the price paid for any Unit transferred pursuant to the Plan ranged from $8.29 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2000 and 1999 other than pursuant to the Plan, net of commissions


                                              2000 (1)                                1999 (1)
                                -------------------------------------    -----------------------------------
                                --------- -- --------- -- -----------    --------- -- -------- -- ----------
                                High         Low          Average        High         Low         Average
                                ---------    ---------    -----------    ---------    --------    ----------
                                ---------    ---------    -----------    ---------    --------    ----------
        First Quarter              $8.01        $7.34         $ 7.54          (2)         (2)           (2)
        Second Quarter              8.50         6.12           7.31          (2)         (2)           (2)
        Third Quarter               7.29         7.22           7.23       $10.00      $ 6.84        $ 8.42
        Fourth Quarter              6.83         6.65           6.77        10.00        6.84          7.82



(1)      A total of 24,533 and 14,500 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2000  and  1999,
         respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2000 and 1999, the Partnership declared cash distributions of $3,200,000 to the Limited Partners. Distributions of $800,000 were declared to the Limited Partners at the close of each of the Partnership's calendar quarters during 2000 and 1999. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to the Limited Partners for the years ended December 31, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.

Item 6.  Selected Financial Data


                                         2000             1999            1998            1997             1996
                                   --------------------------------- --------------- ---------------- ---------------
                                   --------------------------------- --------------- ---------------- ---------------
  Year ended December 31:
  ----------------------------------
  ----------------------------------
     Revenues (1)                       $  3,683,602    $ 3,373,628     $ 3,471,040      $ 3,908,014     $ 4,068,610
  ----------------------------------
     Net income (2)                        2,624,415      2,769,975       2,642,497        3,434,905       3,585,059
  ----------------------------------
     Cash distributions declared           3,200,000      3,200,000       3,400,000        3,200,000       3,280,000
     (4)
  ----------------------------------
     Net income per Unit (2)(3)                 0.66           0.69            0.65             0.85            0.89
  ----------------------------------
     Cash distributions declared
       per       Unit (3)                       0.80           0.80            0.85             0.80            0.82
  ----------------------------------

  ----------------------------------
  At December 31:
  ----------------------------------
     Total assets                       $ 35,483,327   $ 36,073,980    $ 36,356,904      $37,045,723    $ 36,936,678
  ----------------------------------
     Partners' capital                    34,460,290     35,035,875      35,465,900       36,223,403      35,988,498


(1) Revenues include equity in earnings of joint ventures and adjustments to accrued rental income due to three tenants filing for bankruptcy and rejecting four of the Partnership's leases.

(2) Net income for the year ended December 31, 2000, includes $38,003 from gain on sale of assets. Net income for the year ended December 31, 1999, includes $165,503 from loss on sale of assets. Net income for the year ended December 31, 2000, 1999 and 1998 includes $446,975, $83,897 and $280,907, respectively, from provision for loss on assets. In addition, net income for the year ended December 31, 1999, also includes lease termination income of $450,000 recognized by the Partnership in connection with consideration the Partnership received for releasing a former tenant from their obligation under the terms of its lease.

(3)      Based  on  the  weighted   average  number  of  Limited  Partner  Units
         outstanding during the years ended December 31, 2000, 1999, 1998, 1997, and 1996.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2000, the Partnership owned 49 Properties, either directly or through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,325,920, $2,943,295, and $3,216,728 for the years ended December 31, 2000,
1999 and 1998, respectively. The increase in cash from operations during 2000 as compared to 1999 and the decrease during 1999 as compared to 1998, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         In June 1998, the Partnership invested in a Bennigan's Property located in Fort Myers, Florida, with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the General Partners as tenants-in-common. In connection therewith, the Partnership and the affiliate of the General Partners entered into an agreement whereby each party will share in the profits and losses of the Property in proportion to its applicable percentage interest. As of December 31, 2000, the Partnership owned a 15 percent interest in this Property.

         In November 1999, the Partnership sold its Property in Gastonia, North Carolina to an unrelated third party for $672,630 and received net sales proceeds of $631,304, resulting in a loss of $165,503 for financial reporting purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale. In December 1999, the Partnership reinvested a portion of the net sales proceeds from the sale in a joint venture arrangement, Duluth Joint Venture, with CNL Income Fund V, Ltd., CNL Income Fund VII, Ltd., and CNL Income Fund XIV, Ltd., each of which is a Florida limited partnership and an affiliate of the General Partners, to construct and hold one restaurant Property. During 2000 and 1999, the Partnership contributed $252,591 and $357,441, respectively, to Duluth Joint Venture to pay for construction costs. In October 2000, the Partnership sold its 33 percent interest in Duluth Joint Venture, to CNL Income Fund VII, Ltd. for $610,032. The proceeds from the sale exceeded the basis of the interest in this joint venture resulting in a gain of $38,003 for financial reporting purposes, as described below in "Results of Operations." The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes at a level reasonably assumed by the General Partners, resulting from the sale.

         In December 1999, the Partnership entered into a new lease with a new tenant for its Property in Mentor, Ohio, to operate the Property as a Bennigan's restaurant. In connection therewith, the Partnership committed to fund up to $749,500 for renovation costs, all of which had been incurred and paid as of December 31, 2000. The Partnership received $450,000 in consideration of the Partnership releasing the former tenant from its obligation under the terms of its lease.

         In January 2000, the Partnership sold its Property in Lexington, North Carolina, for $599,500 and received net sales proceeds of $562,130, resulting in a loss of $88,869 for financial reporting purposes, which the Partnership recorded at December 31, 1999, as described below in "Results of Operations". In June 2000, the Partnership used the net sales proceeds received from the sale of this Property to enter into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XVI, Ltd., and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the General Partners, to purchase and hold one restaurant Property. As of December 31, 2000, the Partnership owned a 23.62% interest in the profits and losses of the joint venture.

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

         Currently, cash reserves, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, make distributions to partners or reinvest in additional Properties. At December 31, 2000, the Partnership had $1,360,947 invested in such short-term investments (including a certificate of deposit in the amount of $103,500) as compared to $1,660,363 at December 31, 1999. The decrease in cash and cash equivalents during 2000 was primarily attributable to the payment of renovation costs for the Partnership's Property in Mentor, Ohio, as described above. The decrease was partially offset by the Partnership selling its interest in Duluth Joint Venture, as described above. As of December 31, 2000, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 2.1% annually. The funds remaining at December 31, 2000, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.
Short-Term Liquidity

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current cash from operations, the Partnership declared distributions to the Limited Partners of $3,200,000 for the year ended December 31, 2000. Based on current and anticipated future cash from operations, and for the year ended December 31, 1998, cumulative excess operating reserves, the Partnership declared distributions to the Limited Partners of $3,200,000 and $3,400,000 for the years ended December 31, 1999 and 1998, respectively. This represents distributions of $0.80 for the years ended December 31, 2000 and 1999, and $0.85 per Unit for the year ended December 31, 1998. No distributions were made to the General Partners for the years ended December 31, 2000, 1999, and 1998. No amounts distributed to the Limited Partners for the years ended December 31, 2000, 1999 or 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         As of December 31, 2000 and 1999, the Partnership owed $21,224 and $60,991, respectively, to related parties for accounting and administrative services and management fees. As of March 15, 2001, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, increased to $1,001,813 at December 31, 2000, from $977,114 at December 31, 1999. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         The Partnership owned and leased 41 wholly owned Properties during 2000 (including one Property which was sold in January 2000) and during 1999 and 1998, the Partnership owned and leased 42 wholly owned properties (including one Property which was sold in November 1999). During 1998, the Partnership owned and leased two Properties with affiliates as tenants-in-common, was a co-venturer in one joint venture that owned and leased six Properties, and during 1999, the Partnership was a co-venturer in an additional joint venture that owned and leased one Property. During 2000, the Partnership sold its interest in one of its joint ventures that owned and leased one Property, and was a co-venturer in an additional joint venture that owned and leased one Property. As of December 31, 2000, the Partnership owned, either directly or through joint venture or tenancy in common arrangements, 49 Properties, which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $22,500 to $259,900. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally from the sixth or the ninth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2000, 1999 and 1998, the Partnership earned $3,262,585, $3,031,192, and $3,130,205, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from Properties wholly owned by the Partnership. Rental and earned income were impacted in each of the years presented due to the fact that in June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to four of the eight Properties it leased. As a result, this tenant ceased making rental payments on the four rejected leases, causing a decrease in rental and earned income of approximately $159,000 during 1999, as compared to 1998. The Partnership has continued receiving rental payments relating to the leases not rejected by the tenant. In conjunction with the four rejected leases, during 1998, the Partnership reversed approximately $250,600 of accrued rental income. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No such amounts were reversed during 1999 relating to this tenant. In May 1999, the Partnership re-leased one of the Properties with a rejected lease and rental payments commenced in July 1999 which offset the decrease during 1999 and caused an increase in rental and earned income during 2000. In each of November 1999 and January 2000, the Partnership sold one Property with a rejected lease to a third party. The Partnership will not recognize rental and earned income from the remaining Property until a new tenant is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. In August 1999, Long John Silver's, Inc. assumed and affirmed its four remaining leases and the Partnership has continued to receive rental payments relating to these four leases. During the year ended December 31, 2000, the Partnership received approximately $99,100 in bankruptcy proceeds relating to the Properties whose leases were rejected. The General Partners do not anticipate receiving any additional amounts but will apply such amounts, if and when received, to income. The lost revenues resulting from the one remaining lease that was rejected, as described above, could have an adverse affect on the results of operations of the Partnership if the Partnership is unable to re-lease this Property in a timely manner.

         In addition, rental and earned income decreased during 2000, as compared to 1999, partially as a result of the Partnership establishing an allowance for doubtful accounts of approximately $25,700 for past due rental amounts relating to the Properties in Huntsville, Texas and Bartlesville, Oklahoma, in accordance with the Partnership's collection policy. In addition, the Partnership reserved approximately $25,600 in accrued rental income relating to these Properties. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The General partners are continuing to pursue collection of these amounts and will recognize such amounts as income if collected. No such allowance was recorded in 1999 and 1998.

         Rental and earned income also decreased during 1999, as compared to 1998, by approximately $14,700 due to the fact that in December 1999, the
Partnership terminated the lease with the tenant of the Property in Mentor, Ohio. In connection therewith, during 1999, the Partnership reversed approximately $175,100 of accrued rental income. In December 1999, the Partnership re-leased the Property to a new tenant, and renovated the Property into a Bennigan's restaurant, as described above in "Capital Resources," for which rental payments commenced in May 2000, causing an increase in rental and earned income during 2000.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership also earned $28,165, $40,959, and $41,463, respectively, in contingent rental income. Contingent rental income decreased during 2000, as compared to 1999, primarily as a result of a decrease in gross sales of certain restaurant Properties that are subject to leases requiring payment of contingent rent.

         In addition, for the years ended December 31, 2000, 1999 and 1998, the Partnership earned $296,929, $259,508, and $236,553, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 2000 and 1999, each as compared to the previous year, was primarily attributable to the Partnership investing in a Property in Homestead, Pennsylvania in June 2000, with an affiliate of the General Partners and a Property in Fort Myers, Florida, in June 1998, with an affiliate of the General Partners as tenants-in-common, as described above in "Capital Resources."

         During the year ended December 31, 2000, four lessees of the Partnership, Flagstar Enterprises, Inc., Checkers Drive-In Restaurants, Inc., Jack in the Box Inc., and Golden Corral Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental and earned income from seven Properties owned by joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2000, Flagstar Enterprises, Inc. was the lessee under leases relating to seven restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 14 restaurants, Jack in the Box Inc. was the lessee under leases relating to four restaurants and Golden Corral Corporation was lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these four lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 2001. In addition, during the year ended December 31, 2000, five Restaurant Chains, Hardee's, Checkers Drive-In Restaurants, Long John Silver's, Golden Corral and Jack in the Box, each accounted for more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from seven Properties owned by joint ventures and two Properties owned with affiliates of the General Partners as tenants-in-common). In 2001, it is anticipated that these five Restaurant chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended December 31, 2000, 1999, and 1998 the Partnership earned $95,923, $41,969 and $62,819 respectively in interest and other income. The increase in interest and other income during 2000, as compared to 1999, was primarily attributable to interest income earned on the net sales proceeds relating to the 1999 and 2000 sales of Properties while pending reinvestment in additional Properties.

         Operating expenses, including depreciation and amortization expense, were $650,215, $804,253, and $547,636 for the years ended December 31, 2000,
1999 and 1998, respectively. The decrease in operating expenses during 2000, as compared to 1999, and the increase during 1999, as compared to 1998, was primarily due to the fact that the Partnership incurred $45,098, $195,622, and $23,196 during 2000, 1999, and 1998, respectively, in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated merger with APF, as described in "Termination of Merger."

         In addition, the decrease in operating expenses during 2000 was partially due to the fact that during 2000, the Partnership applied settlement amounts relating to the four Long John Silvers Properties whose leases were rejected. As a result, the Partnership reversed certain expenses such as legal fees, real estate taxes, insurance, and maintenance, previously incurred by the Partnership as a result of the tenant filing for bankruptcy. The decrease in operating expenses during 2000 was partially offset by an increase in depreciation expense resulting from the Partnership capitalizing the $749,500 of renovation costs relating to the Property in Mentor, Ohio during 2000.

         The increase in operating expenses during 1999, as compared to 1998, was partially attributable to the fact that the Partnership incurred insurance expense, maintenance expense, legal fee expense and real estate taxes as a result of Long John Silvers, Inc. filing for bankruptcy and rejecting the leases relating to four Properties in June 1998. In addition, the increase in operating expenses during 1999, was partially attributable to an increase in depreciation expense due to the fact that during the year ended December 31, 1998, the Partnership reclassified these Properties from net investment in direct financing leases to land and buildings on operating leases. In May 1999, the Partnership re-leased one of the Properties and sold one Property in each of November 1999 and January 2000. The Partnership will continue to incur such expenses, relating to the remaining Property with a rejected lease until a replacement tenant or purchaser is located. Due to the fact that, in August 1999, Long John Silvers Inc. assumed and affirmed its four remaining leases, as described above, Long John Silvers, Inc. will be responsible for such expenses relating to these Properties; therefore, the General Partners do not anticipate that the Partnership will incur these expenses for the four remaining leases.

         During the year ended December 31, 2000, the Partnership recorded a provision for loss on assets in the amount of $446,975 for financial reporting purposes relating to the Property in Medina, Ohio. The allowance represented the difference between the carrying value of the Property and the estimated net realizable value of the Property at December 31, 2000. During the year ended December 31, 1999, the Partnership recorded a provision for loss on assets of $83,897 for financial reporting purposes relating to the Property in Lexington, North Carolina. The allowance represented the difference between the carrying value of the Property at December 31, 1999, and the net sales proceeds received from the sale of the Property to a third party in January 2000. In addition, during the year ended December 31, 1998, the Partnership established an allowance for loss on assets of $280,907 for financial reporting purposes relating to two of the four Long John Silver's Properties for which leases were rejected by the tenant, as described above. The loss represented the difference between the carrying value of the Properties at December 31, 1998 and the estimated net realizable value for these Properties.

         As a result of the sale of the Partnership's interest in Duluth Joint Venture, the Partnership recognized a gain of $38,003 for financial reporting purposes during the year ended December 31, 2000. As a result of the sale of the Property in Gastonia, North Carolina the Partnership recognized a loss of $165,503 during the year ended December 31, 1999 for financial reporting purposes. In addition, in connection with the lease termination relating to the Property in Mentor, Ohio, the Partnership received $450,000 as a lease termination fee from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of the lease. No such transactions occurred during the year ended December 31, 1998.

         The Partnership's leases as of December 31, 2000, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the partnership's result of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

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


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS





                                                                                                            Page

Report of Independent Certified Public Accountants                                                           18

Financial Statements:

     Balance Sheets                                                                                          19

     Statements of Income                                                                                    20

     Statements of Partners' Capital                                                                         21

     Statements of Cash Flows                                                                             22-23

     Notes to Financial Statements                                                                        24-40



               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund XV, Ltd.



In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XV, Ltd. (a Florida limited partnership) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 2, 2001

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                    December 31,
                                                                           2000                        1999
                                                                 --------------------------   -----------------------
                             ASSETS

Land and buildings on operating leases, less accumulated
     depreciation and allowance for loss on assets
                                                                           $    22,719,190            $   23,263,676
Net Investment in direct financing leases, less                                  6,105,701                 6,236,233
     allowance for impairment in carrying value
Investment in joint ventures                                                     3,307,718                 3,095,152
Cash and cash equivalents                                                        1,257,447                 1,660,363
Certificate of deposit                                                             103,500                        --
Receivables, less allowance for doubtful accounts of  $37,881
     and $13,085, respectively                                                      75,750                    97,068
Due from related parties                                                            33,878                        --
Prepaid expenses                                                                    27,511                    14,988
Lease costs, less accumulated amortization of $3,426 and $1,479,                    17,813                    19,760
     respectively
Accrued rental income, less allowance for doubtful accounts of                   1,834,819                 1,686,740
     $25,626 in 2000
                                                                 --------------------------   -----------------------

                                                                           $    35,483,327            $   36,073,980
                                                                 ==========================   =======================

         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                             $      37,111              $    122,999
Accrued and escrowed real estate taxes payable
                                                                                    30,406                    28,352
Distributions payable                                                              800,000                   800,000
Due to related parties                                                              21,224                    60,991
Rents paid in advance and deposits                                                 134,296                    25,763
                                                                 --------------------------   -----------------------
        Total liabilities                                                        1,023,037                 1,038,105


Partners' capital                                                               34,460,290                35,035,875
                                                                 --------------------------   -----------------------

                                                                           $    35,483,327             $  36,073,980
                                                                 ==========================   =======================
See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                              Year Ended December 31,
                                                                   2000                 1999                 1998
                                                             ------------------   -----------------    -----------------
                                                                                  -----------------    -----------------
Revenues
    Rental income from operating leases                          $   2,642,380       $   2,384,318        $   2,443,550
    Adjustments to accrued rental income                               (25,626)          (175,098)             (250,631)
    Earned income from direct financing leases                         645,831             821,972              937,286
    Contingent rental income                                            28,165              40,959               41,463
    Interest and other income                                           95,923              41,969               62,819
                                                                                  -----------------    -----------------
                                                             ------------------   -----------------    -----------------
                                                                     3,386,673           3,114,120            3,234,487
                                                             ------------------   -----------------    -----------------
                                                                                  -----------------    -----------------
Expenses:
    General operating and administrative                               162,307             158,505              137,794
    Professional services                                               31,317              53,840               26,208
    Management fees to related parties                                  35,870              33,430               33,990
    Real estate taxes                                                       --              29,381               16,797
    State and other taxes                                               35,676              32,585               27,763
    Depreciation and amortization                                      339,956             300,890              281,888
    Transaction costs                                                   45,089             195,622               23,196
                                                                                  -----------------    -----------------
                                                             ------------------   -----------------    -----------------
                                                                       650,215             804,253              547,636
                                                             ------------------   -----------------    -----------------
                                                                                  -----------------    -----------------

Income Before Equity in Earnings of Joint Ventures, Gain
    (Loss) on Sale of Assets, Provision for Loss on Assets,
    and Lease Termination Income                                     2,736,458           2,309,867            2,686,851

Equity in Earnings of Joint Ventures                                   296,929             259,508              236,553

Gain (Loss) on Sale of Assets                                           38,003            (165,503)                  --

Provision for Loss on Assets                                          (446,975)            (83,897)            (280,907)

Lease Termination Income                                                    --             450,000                   --
                                                             ------------------   -----------------    -----------------
                                                             ------------------   -----------------    -----------------

Net Income                                                       $   2,624,415       $   2,769,975        $   2,642,497
                                                             ==================   =================    =================
                                                                                  =================    =================

Allocation of Net Income:
    General partners                                                 $      --         $    29,159          $    28,218
    Limited partners                                                 2,624,415           2,740,816            2,614,279
                                                             ------------------   -----------------    -----------------
                                                                                  -----------------    -----------------

                                                                 $   2,624,415       $   2,769,975        $   2,642,497
                                                             ==================   =================    =================
                                                                                  =================    =================

Net Income Per Limited Partner Unit                                $      0.66         $      0.69          $      0.65
                                                             ==================   =================    =================
                                                                                  =================    =================

Weighted Average Number of Limited Partner Units Outstanding
                                                                     4,000,000           4,000,000            4,000,000
                                                             ==================   =================    =================
                                                                                  =================    =================

See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2000, 1999 and 1998


                                                General Partners
                                      --------------------------------------  -
                                                        --------------------  -
                                                             Accumulated
                                        Contributions          Earnings
                                      -------------------  -----------------  -
                                      -------------------  -----------------  -

Balance, December 31, 1997                   $     1,000        $   116,411

    Distributions to limited
       partners ($0.85 per
       limited partner unit)                          --                 --
    Net income                                        --             28,218
                                      -------------------  -----------------  -
                                      -------------------  -----------------  -

Balance, December 31, 1998                         1,000            144,629

    Distributions to limited
       partners ($0.80 per
       limited partner unit)                          --                 --
    Net income                                        --             29,159
                                      -------------------  -----------------  -
                                      -------------------  -----------------  -

Balance, December 31, 1999                         1,000            173,788

    Distributions to limited
       partners ($0.80 per
       limited partner unit)                          --                 --
    Net income                                        --                 --
                                      -------------------  -----------------  -

Balance, December 31, 2000                   $     1,000        $   173,788
                                      ===================  =================  =

                           Limited Partners
-------------------------------------------------------------------------
-------------------------------------------------------------------------
                                         Accumulated       Syndication
 Contributions      Distributions         Earnings            Costs            Total
-----------------  -----------------  ------------------  ---------------  ---------------
-----------------  -----------------  ------------------  ---------------  ---------------

   $  40,000,000      $ (10,565,947)     $ 11,461,939       $ (4,790,000)    $ 36,223,403



              --         (3,400,000)               --                 --       (3,400,000)
              --                 --         2,614,279                 --        2,642,497
-----------------  -----------------  ------------------  ---------------  ---------------
-----------------  -----------------  ------------------  ---------------  ---------------

      40,000,000        (13,965,947)       14,076,218         (4,790,000)      35,465,900



              --         (3,200,000)               --                 --       (3,200,000)
              --                 --         2,740,816                 --        2,769,975
-----------------  -----------------  ------------------  ---------------  ---------------
-----------------  -----------------  ------------------  ---------------  ---------------

      40,000,000        (17,165,947)       16,817,034         (4,790,000)      35,035,875



              --         (3,200,000)               --                 --       (3,200,000)
              --                 --         2,624,415                 --        2,624,415
-----------------  -----------------  ------------------  ---------------  ---------------

   $  40,000,000      $ (20,365,947)     $ 19,441,449       $ (4,790,000)    $ 34,460,290
=================  =================  ==================  ===============  ===============

See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                         Year Ended December 31,
                                                             2000                  1999                 1998
                                                      -------------------   -------------------  --------------------
                                                                            -------------------  --------------------

Increase ( Decrease) in Cash and Cash Equivalents:

Cash Flows from Operating Activities:
    Cash received from tenants                               $ 3,399,282           $ 2,980,513          $  3,143,119
    Distributions from joint ventures                            363,205               264,410               271,075
    Cash paid for expenses                                      (485,468)             (337,268)             (252,042)
    Interest received                                             48,901                35,640                54,576
                                                      -------------------   -------------------  --------------------
                                                      -------------------   -------------------  --------------------
         Net cash provided by operating                                                                    3,216,728
              activities                                       3,325,920             2,943,295
                                                      -------------------   -------------------  --------------------
                                                      -------------------   -------------------  --------------------

Cash Flows from Investing Activities:
    Proceeds from sale of assets                                 562,130               631,304                    --
    Additions to land and buildings on operating
       leases                                                   (749,500)                   --                    --
    Proceeds received from tenant in connection with
       termination of lease                                           --               450,000                    --
    Investment in certificate of deposit                        (100,000)                   --                    --
    Investment in joint ventures                                (241,466)             (357,441)             (216,992)
    Payment of lease costs                                            --               (21,239)                   --
                                                      -------------------   -------------------  --------------------
          Net cash provided by (used in)
              investing activities                              (528,836)              702,624              (216,992)
                                                      -------------------   -------------------  --------------------
                                                      -------------------   -------------------  --------------------

Cash Flows from Financing Activities:
     Distributions to limited partners                        (3,200,000)           (3,200,000)           (3,400,000)
                                                                            -------------------  --------------------
                                                      -------------------   -------------------  --------------------
        Net cash used in financing activities                 (3,200,000)           (3,200,000)           (3,400,000)
                                                      -------------------   -------------------  --------------------
                                                                            -------------------  --------------------

Net Increase (Decrease) in Cash and Cash Equivalents
                                                                (402,916)              445,919              (400,264)

Cash and Cash Equivalents at Beginning of Year
                                                               1,660,363             1,214,444             1,614,708
                                                      -------------------   -------------------  --------------------
                                                                            -------------------  --------------------

Cash and Cash Equivalents at End of Year                     $ 1,257,447           $ 1,660,363          $  1,214,444
                                                      ===================   ===================  ====================


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED

                                                                               Year Ended December 31,
                                                              2000                      1999                     1998
                                                      ----------------------    ---------------------    ---------------------
                                                                                ---------------------    ---------------------

Reconciliation of Net Income to Net Cash Provided by Operating Activities

       Net income                                             $   2,624,415             $  2,769,975             $  2,642,497
                                                      ----------------------    ---------------------    ---------------------
                                                                                ---------------------    ---------------------
       Adjustments to  reconcile  net income to net cash  provided by  operating activities:

             Depreciation                                           337,382                  298,123                  279,051
             Amortization                                             2,574                    2,767                    2,837
             Equity in earnings of joint ventures,
               net of distributions                                  66,276                    4,902                   34,522
             Loss (Gain)  on sale of asset                          (38,003)                 165,503                       --
             Provision for loss on assets                           446,975                   83,897                  280,907
             Lease termination income                                    --                 (450,000)                      --
             Decrease (increase) in receivables
                                                                     17,818                  (36,753)                 (33,427)
             Increase in due from related parties
                                                                    (33,878)                      --                       --
             Decrease in net investment in direct
               financing leases                                      78,031                   84,867                   85,884
             Increase in prepaid expenses                           (12,523)                  (5,361)                  (1,994)
             Increase in accrued rental income                     (148,079)                (121,726)                (142,233)
             Increase (decrease) in accounts
               payable and accrued expenses                         (83,834)                 134,740                    3,462
             Increase (decrease) in due to related
               parties                                              (39,767)                  39,804                   16,876
             Increase (decrease) in rents paid in
               advance and deposits                                 108,533                  (27,443)                  48,346
                                                      ----------------------    ---------------------    ---------------------
                                                      ----------------------    ---------------------    ---------------------
                Total adjustments                                   701,505                  173,320                  574,231
                                                      ----------------------    ---------------------    ---------------------
                                                                                ---------------------    ---------------------

Net Cash Provided by Operating Activities                     $   3,325,920             $  2,943,295             $  3,216,728
                                                      ======================    =====================    =====================

Supplemental Schedule of Non-Cash
     Financing Activities:

          Distributions declared and unpaid at
              December 31                                      $    800,000              $   800,000              $   800,000
                                                      ======================    =====================    =====================


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999 and 1998


1.       Significant Accounting Policies:
----------------------------------------

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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
----------------------------------------------------

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

         Investment in Joint Ventures - The Partnership accounts for its interests in Wood-Ridge Real Estate Joint Venture, TGIF Pittsburgh Joint Venture, and properties in Clinton, North Carolina and Fort Myers, Florida, held as tenants-in-common with affiliates, using the equity method since the Partnership shares control with affiliates which have the same general partners.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
----------------------------------------------------

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

         Lease Costs - Brokerage fees associated with negotiating a new lease are amortized over the term of the new lease using the straight-line method.

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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2000 presentation. These reclassifications had no effect on partners' capital or net income.

         Staff Accounting Bulleting No. 101 ("SAB 101")

         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the partnership's result of operations.

         Statement of Financial Accounting Standards No 133 ("FAS 133") and Statement of Financial Accounting Standards No. 137 ("FAS 137")


         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

2.       Leases:
---------------

         The Partnership leases its land or land and buildings to operators of national and regional fast food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases are classified as operating leases and some of the leases have been classified as direct financing leases. For some leases classified as direct financing leases, the

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998

2.       Leases-Continued:
         ----------------

         building portions of the property leases are accounted for as direct financing leases while the land portions of the majority of these leases are operating leases. The majority of the leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:
-----------------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                                                   2000                          1999
                                                        ------------------------        -----------------------
                                                                                        -----------------------

                Land                                              $  14,925,838                  $   15,200,352
                Buildings                                             9,955,370                       9,606,254
                                                         -----------------------        ------------------------
                                                                                        ------------------------
                                                                     24,881,208                      24,806,606
                Less accumulated depreciation                        (1,659,134)                     (1,345,651)
                                                         -----------------------        ------------------------
                                                                                        ------------------------
                                                                     23,222,074                      23,460,955
                Less allowance for loss on land and
                  buildings                                            (502,884)                       (197,279)
                                                         -----------------------        ------------------------


                                                                    $  22,719,190                 $   23,263,676
                                                         ========================        =======================


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases - Continued

         During the year ended December 31, 1998, the Partnership established an allowance for loss on assets of $280,907 for financial reporting purposes relating to the properties in Lancaster, South Carolina and Lexington, North Carolina, two of the four Long John Silver's properties for which the leases were rejected by the tenant as a result of the tenant filing for bankruptcy. The loss represented the difference between the carrying value of the properties at December 31, 1998 and the estimated net realizable value for the properties. During the year ended December 31, 1999, the Partnership's property in Lancaster, South Carolina was re-leased to a new operator. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership classified the land portion of this property as an operating lease and reclassified the building portion of this property from an operating lease to net investment in direct financing lease at the lower of original cost, present fair value, or present carrying value. No loss on termination of operating lease was recorded for financial reporting purposes (See Note 4). In addition, during 1999, the Partnership increased the allowance for loss on assets by $83,897 for the property in Lexington, North Carolina. The allowance represented the difference between the carrying value of the property at December 31, 1999 and the net sales proceeds from the sale of the property to an unrelated third party in January 2000. The Partnership sold this property for $599,500 and received net sales proceeds of $562,130. No gain of loss was recorded during 2000 as a result of the sale.

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

         In December 1999, the Partnership re-leased the property in Mentor, Ohio to a new tenant to operate the property as a Bennigan's restaurant. In connection with the original lease, the Partnership received $450,000 as a lease termination fee in consideration of the

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases - Continued

         Partnership releasing the former tenant from its obligation under the terms of the original lease. In connection with the new lease, the Partnership agreed to pay $749,500 in renovation costs, all of which had been incurred and paid as of December 31, 2000.

         During 2000, the Partnership established an allowance for loss on assets of $394,474 for financial reporting purposes relating to the property in Medina, Ohio. The loss represented the difference between the carrying value of the property at December 31, 2000 and the estimated net realizable value for the property.

         Generally, the leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2000, 1999, and 1998, the Partnership recognized $148,080 (net of $25,626 in reserves), $121,726 (net of $175,098 in reversals), and $142,233 (net of $250,631 in reversals), respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2000:

                         2001                                     $  2,439,097
                         2002                                        2,470,310
                         2003                                        2,486,225
                         2004                                        2,556,309
                         2005                                        2,701,692
                         Thereafter                                 21,598,021
                                                          ---------------------
                                                          ---------------------

                                                                 $  34,251,654
                                                          =====================

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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


4.       Net Investment in Direct Financing Leases:
--------------------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                            2000                    1999
                                     -----------------   ---------------------
                                                         ---------------------

Minimum lease payments receivable
                                        $  10,760,255          $  11,502,994
Estimated residual values                   2,168,477              2,168,477
Less unearned income                       (6,770,530)            (7,435,238 )
Less allowance for impair-ment in
    carrying value                            (52,501)                    --
                                     -----------------   ---------------------

Net investment in direct financing
    leases                               $  6,105,701          $   6,236,233
                                     =================   =====================

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2000:

                     2001                               $    748,225
                     2002                                    770,582
                     2003                                    775,937
                     2004                                    775,937
                     2005                                    779,642
                     Thereafter                            6,909,932
                                              -----------------------
                                              -----------------------

                                                      $   10,760,255
                                              =======================

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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


4.       Net Investment in Direct Financing Leases - Continued:
         -----------------------------------------------------

         present carrying amount. No losses on the termination of direct financing leases were recorded for financial reporting purposes. In November 1999, the Partnership sold the property located in Gastonia, North Carolina (see Note 3) and re-leased the property located in Lancaster, South Carolina. As a result of the re-lease, the Partnership reclassified the building portion on operating lease to net investment in direct financing leases (see Note 3). In addition, in January 2000, the Partnership sold the property located in Lexington, North Carolina (See Note 3).

         During 2000, the Partnership established an allowance for impairment in carrying value in the amount of $52,501 for its property in Bartlesville, Oklahoma. The allowance represented the difference between the carrying value of the net investment in the direct financing lease and the estimated net realizable value of the investment in the direct financing lease at December 31, 2000.

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

         In June 1998, the Partnership acquired a property in Fort Myers, Florida, with CNL Income Fund VI, Ltd., a Florida limited partnership and affiliate of the general partners as tenants-in-common. In connection therewith, the Partnership contributed an amount to acquire a 15 percent interest in such property. The Partnership accounts for its investment using the equity method since it shares control with affiliates.

         In December 1999, the Partnership entered into a joint venture arrangement, Duluth Joint Venture, with CNL Income Fund V, Ltd., CNL Income Fund VII, Ltd., and CNL Income

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         Fund XIV, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners, to construct and hold one restaurant property. The Partnership contributed $252,591 and $357,441 during 2000 and 1999, respectively, to Duluth Joint Venture to pay for construction costs. In October 2000, the Partnership sold its 33 percent interest to CNL Income Fund VII, Ltd. for $610,032 resulting in a gain of $38,003 for financial reporting purposes.

         In June 2000, the Partnership reinvested $598,907 of the net sales proceeds from the sale of its property in Lexington, North Carolina in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XVI, Ltd., and CNL Income Fund XVIII, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners, to purchase and hold one restaurant property. The Partnership accounts for its investment using the equity method since it shares control with affiliates. As of December 31, 2000, the Partnership owned a 23.62% interest in the profits and losses of the joint venture.

         Wood-Ridge Real Estate Joint Venture owns and leases six properties and TGIF Pittsburgh Joint Venture owns and leases one property to operators of national fast food or family-style restaurants. The Partnership and affiliates, as tenants-in-common in two separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast food or family-style restaurants.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at December 31:

                                                                 2000                    1999
             -------------------------------------------------------------------------   ----------------------
                                                                ----------------------   ----------------------

             ----------------------------------------------------
             ----------------------------------------------------
             Land and buildings on operating leases, less
                  accumulated depreciation                               $  8,336,028            $   7,029,635
             ----------------------------------------------------
             Net investment in direct financing lease                         805,673                  816,789
             ----------------------------------------------------
             Cash                                                             107,284                   31,017
             ----------------------------------------------------
             Prepaid expenses                                                     684                    1,458
             ----------------------------------------------------
             Receivables                                                        6,531                   28,700
             ----------------------------------------------------
             Lease costs, less accumulated amortization                        16,767                   19,279
             ----------------------------------------------------
             Accrued rental income                                            251,902                  178,331
             ----------------------------------------------------
             Liabilities                                                       44,218                   30,024
             ----------------------------------------------------
             Partners' capital                                              9,480,651                8,075,185
             ----------------------------------------------------
             Revenues                                                         984,548                  817,713
             ----------------------------------------------------
             Net income                                                       815,718                  677,126



         The Partnership recognized income totalling $296,929, $259,508, and $236,553 for the years ended December 31, 2000, 1999, and 1998, respectively, from these entities.

6.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99 percent to the limited partners and one percent to the general partners. From inception through December 31, 1999, generally, distributions of net cash flow were made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, eight percent, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 8% Return").

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


6.       Allocations and Distributions - Continued:
         -----------------------------------------

         From inception through December 31, 1999, generally, net sales proceeds from the sales of properties not in liquidation of the Partnership to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 8% Return, plus the return of their adjusted capital contributions.

         The  general   partners  then  received,   to  the  extent   previously
         subordinated   and  unpaid,   a  one  percent  interest  in  all  prior
         distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95 percent to the limited partners and five percent to the general partners. Any gain from a sale of a property not in liquidation of the Partnership, was in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts, and thereafter, 95 percent to the limited partners and five percent to the general partners.

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         The Partnership declared distributions to the limited partners of $3,200,000, during the years ended December 31, 2000 and 1999 and $3,400,000 during the year ended December 31, 1998. No distributions have been made to the general partners to date.


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


7.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                   2000               1999              1998
                                                              ----------------   ----------------   -------------
                                                                                 ----------------   -------------

           Net income for financial reporting purposes           $  2,624,415        $ 2,769,975      $2,642,497

           Depreciation for tax reporting purposes in
                excess of depreciation for financial                  (60,009)          (106,014)       (126,518)
                reporting purposes

           Direct financing leases recorded as operating
                leases for tax reporting purposes                      78,031             84,868          85,884

           Allowance for loss on assets                               446,975             83,897         280,907

           Equity in earning of joint  ventures  for tax  reporting  purposes in excess of (less than) equity in earnings of joint ventures for
                financial reporting purposes                           34,119            (49,720)         33,872

           Accrued rental income                                     (148,079)          (121,726)       (142,233)

           Rents paid in advance                                      108,533            (42,427)         48,346

           Capitalization (deduction) of transaction costs
                for tax reporting purposes                           (218,818)           195,622          23,196

           Allowance for doubtful accounts                             24,796             12,236              --

           Gain/Loss on sale of assets for financial
                reporting purposes in excess of gain/loss
                on sale of assets for tax reporting purposes         (109,474)            20,160              --

           Other                                                        1,327                835           1,686
                                                              ----------------   ----------------   -------------
                                                              ----------------   ----------------   -------------

           Net income for federal income tax purposes            $  2,781,816        $ 2,847,706      $2,847,637
                                                              ================   ================   =============



                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


8.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. The Partnership incurred management fees of $35,870, $33,430, and $33,990 for the years ended December 31, 2000, 1999, and 1998, respectively.

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

         During the years ended December 31, 2000, 1999, and 1998, the Advisor and its affiliates of the general partners provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger. The Partnership incurred $102,104, $126,857, and $92,573, for the years ended December 31, 2000, 1999, and 1998, respectively, for such services.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


8.       Related Party Transactions - Continued:
         --------------------------------------

         The amount due to related parties at December 31, 2000, 1999, and 1998, totaled $21,224, $60,991 and $21,187, respectively.

9.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and earned income from individual lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:


                                                            2000                    1999                    1998
                                                       ----------------        ---------------         ---------------
                                                                               ---------------         ---------------

          Checkers Drive-In Restaurants, Inc.
                                                             $ 716,761              $ 717,964               $ 719,308
          Golden Corral Corporation                            584,897                598,199                 595,343
          Flagstar Enterprises, Inc. (and
               Quincy's Restaurants, Inc.
               during 1998)                                    536,076                538,930                 632,526
          Jack in the Box Inc. (formerly
               Foodmaker, Inc.)                                417,426                417,559                 417,426
          Long John Silver's, Inc.                                 N/A                    N/A                 510,187



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


                                                            2000                  1999                  1998
                                                       ----------------      ----------------      ----------------

           Checkers Drive-In Restaurants                     $ 716,761             $ 717,964             $ 719,308
           Golden Corral Family Steakhouse
               Restaurants                                     584,897               598,199               595,343
           Hardee's                                            536,076               538,930               541,527
           Jack in the Box                                     417,426               417,559               417,426
           Long John Silver's                                  392,709               407,021               573,104


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


9.       Concentration of Credit Risk - Continued:
         ----------------------------------------

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

         The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants did not represent more than ten percent of the Partnership's total rental and earned income.

         In June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to four of its nine Properties and ceased making rental payments to the Partnership on the rejected leases. In May 1999, the Partnership entered into a new lease with a new tenant for one of the rejected lease properties and in November 1999, the Partnership sold one property. In addition, in January 2000, the Partnership sold another rejected lease property. The Partnership will not recognize any rental and earned income from the remaining vacant Property until a new tenant is located or until the Property is sold and the proceeds from such sale are reinvested in an additional
         Property. The lost revenues resulting from the remaining rejected lease, as described above, could have an adverse affect on the results of operations of the Partnership if the Partnership is not able to re-lease this property in a timely manner. In August 1999, Long John Silver's, Inc. assumed and affirmed its remaining leases.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


10.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during they years ended December 31, 2000 and 1999:


       2000 Quarter                 First               Second               Third             Fourth              Year
----------------------------    --------------      ----------------     --------------    ---------------    ----------------

Revenues (1)                        $ 907,407             $ 900,002          $ 922,769           $953,424          $3,683,602
Net Income                            670,430               657,198            756,659            540,128           2,624,415
Net income per limited
    partner unit
                                         0.17                  0.16               0.19               0.14                0.66

1999 Quarter                        First               Second               Third             Fourth              Year
----------------------------    --------------      ----------------     --------------    ---------------    ----------------

Revenues (1)                        $ 877,213             $ 875,022          $ 886,683           $734,710          $3,373,628
Net Income                            682,041               519,832            674,510            893,592           2,769,975
Net income per limited
    partner unit
                                        0. 17                  0.13               0.17               0.22                0.69



         (1) Revenues include equity in earnings of joint ventures and adjustments to accrued rental income due to three tenants filing for bankruptcy and rejecting four of the Partnership leases.

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

         James M. Seneff, Jr., age 54. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999 and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors (the "Advisor") until it merged with APF in September 1999, and in June 2000, was re-elected to those positions of the Advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 53. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director and Vice Chairman of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with the Advisor prior to its merger with APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.); Director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director and President of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director and President of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director and President of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 45. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of the Advisor, Mr. McWilliams served as President of APF from February 1999 until September 1999. From April 1997 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. (formerly CNL Group, Inc.) in April 1997 and served as an Executive Vice President until September 1999. In addition, Mr. McWilliams served as President of the Advisor and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 42. Mr. Walker has served as President of APF since September 1999 and as Chief Operating Officer since March 1995. Mr. Walker also served as a board member of CNL Restaurant Property Services, Inc., a subsidiary of APF from December 1999 until December 2000. Previously, he served as Executive Vice President of APF from January 1996 to September 1999. Mr. Walker joined the Advisor in September 1994, as Senior Vice President responsible for
Research and Development. He served as the Chief Operating Officer of the Advisor from April 1995 until September 1999 and as Executive Vice President from January 1996 until September 1999, at which time it merged with APF. Mr. Walker also served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (formerly CNL Hospitality Advisors, Inc.) from 1997 to October 1998. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a cum laude graduate of Wake Forest University with a Bachelor of Science degree in Accountancy and is a certified public accountant.

Steven D. Shackelford, age 37. Mr. Shackelford was promoted to Executive Vice President and Chief Financial Officer of APF in July 2000. He served as Senior Vice President and Chief Financial Officer of APF since January 1997. Mr. Shackelford also served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of the Advisor from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the
Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2001, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2001, the beneficial ownership interests of the General Partners in the Registrant.


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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2000, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                            Amount Incurred
         Type of Compensation                                                                 For the Year
            and Recipient                        Method of Computation                  Ended December 31, 2000
   ---------------------------------     --------------------------------------      -------------------------------

   Reimbursement  to affiliates for      Operating  expenses are reimbursed at       Accounting and
   operating expenses                    the  lower of cost or 90  percent  of       administra-tive services:
                                         the   prevailing    rate   at   which       $102,104
                                         comparable  services  could have been
                                         obtained   in  the  same   geographic
                                         area.   Affiliates   of  the  General
                                         Partners  from  time  to  time  incur
                                         certain operating  expenses on behalf
                                         of  the  Partnership  for  which  the
                                         Partnership       reimburses      the
                                         affiliates without interest.

   Annual    management    fee   to      One  percent  of  the  sum  of  gross       $35,870
   affiliates                            revenues   from   Properties   wholly
                                         owned by the Partnership plus the
                                         Partnership's allocable share of
                                         gross revenues of joint ventures in
                                         which    the    Partnership    is   a
                                         co-venturer.   The  management   fee,
                                         which will not exceed competitive
                                         fees for comparable services in the
                                         same geographic  area, may or may not
                                         be  taken,  in whole or in part as to
                                         any year,  in the sole  discretion of
                                         affiliates of the General Partners.
                                         All or any portion of the  management
                                         fee not taken as to any  fiscal  year
                                         shall be deferred without interest
                                         and  may  be  taken  in  such   other
                                         fiscal year as the  affiliates  shall
                                         determine.






                                                                                            Amount Incurred
         Type of Compensation                                                                 For the Year
            and Recipient                        Method of Computation                  Ended December 31, 2000
   ---------------------------------     --------------------------------------      -------------------------------

   Deferred,    subordinated   real      A deferred,  subordinated real estate       $-0-
   estate  disposition  fee payable      disposition  fee,  payable  upon sale
   to affiliates                         of  one  or  more  Properties,  in an
                                         amount  equal  to the  lesser  of (i)
                                         one-half of a competitive real
                                         estate commission, or (ii) three
                                         percent  of the  sales  price of such
                                         Property or Properties. Payment of
                                         such  fee   shall  be  made  only  if
                                         affiliates of the General Partners
                                         provide a substantial amount of
                                         services in connection with the sale
                                         of a Property or Properties and
                                         shall be subordinated to certain
                                         minimum returns to the Limited
                                         Partners.  However,  if the net sales
                                         proceeds   are    reinvested   in   a
                                         replacement Property, no such real
                                         estate disposition fee will be
                                         incurred until such replacement
                                         Property  is sold  and  the  net  sales
                                         proceeds are distributed.

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







                                                                                            Amount Incurred
         Type of Compensation                                                                 For the Year
            And Recipient                        Method of Computation                  Ended December 31, 2000
   ---------------------------------     --------------------------------------      -------------------------------

   General   Partners'   share   of      Distributions  of net sales  proceeds       $-0-
   Partnership  net sales  proceeds      from   a    sale    or    sales    of
   from  a   sale   or   sales   in      substantially      all     of     the
   liquidation of the Partnership        Partnership's    assets    will    be
                                         distributed in the following order
                                         or  priority:  (i) first,  to pay all
                                         debts   and    liabilities   of   the
                                         Partnership    and    to    establish
                                         reserves; (ii) second, to Partners
                                         with positive capital account
                                         balances, determined after the
                                         allocation  of net income,  net loss,
                                         gain and loss,  in proportion to such
                                         balances, up to amounts sufficient
                                         to reduce such balances to zero;  and
                                         (iii) thereafter, 95% to the Limited
                                         Partners   and   5%  to   the   General
                                         Partners.

In addition,  in 2000, the  Partnership  sold its 33 percent  interest in Duluth
Joint  Venture  to CNL  Income  Fund VII,  Ltd.,  an  affiliate  of the  General
Partners, for $610,032. The proceeds from the sale exceeded the basis of the interest in this joint venture resulting in a gain of $38,003 for financial reporting purposes.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2000 and 1999

                  Statements of Income for the years ended December 31, 2000, 1999, and 1998

                  Statements of Partners' Capital for the years ended December 31, 2000, 1999, and 1998

                  Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

                  Notes to Financial Statements

         2.   Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 2000

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

                  (b) The Registrant filed no reports on Form 8-K during the period October 1, 2000 through December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2001.


                          CNL INCOME FUND XV, LTD.

                          By:      CNL REALTY CORPORATION
                                   General Partner

                                   /s/ Robert A. Bourne
                                   -----------------------------------
                                   ROBERT A. BOURNE, President


                          By:      ROBERT A. BOURNE
                                   General Partner

                                   /s/ Robert A. Bourne
                                   -----------------------------------
                                   ROBERT A. BOURNE


                          By:      JAMES M. SENEFF, JR.
                                   General Partner

                                   /s/ James M. Seneff, Jr.
                                   -----------------------------------
                                   JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                   Signature                                 Title                                   Date



    /s/ Robert A. Bourne                     President,   Treasurer   and  Director             March 28, 2001
    ------------------------------------
    Robert A. Bourne                         (Principal  Financial  and  Accounting
                                             Officer)


    /s/ James M. Seneff, Jr.                 Chief  Executive  Officer and Director             March 28, 2001
    ------------------------------------
    James M. Seneff, Jr.                     (Principal Executive Officer)



                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2000, 1999, and 1998


                                                       Additions                           Deductions
                                           ----------------------------------      ----------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------

----------
  1998        Allowance for
                 doubtful
                 accounts (a)            $   --          $    --          $    849 (b)       $   -- (c)       $   --       $   849
----------                        ==============  ===============  ================    =============     ============  ============

----------
  1999        Allowance for
                 doubtful
                 accounts (a)          $    849          $    --         $  13,085 (b)       $   -- (c)      $   849      $ 13,085
----------                        ==============  ===============  ================    =============     ============  ============

----------
  2000        Allowance for
                 doubtful
                 accounts (a)         $  13,085          $    --         $  97,872 (b)       $   -- (c)     $ 47,450      $ 63,507
----------                        ==============  ===============  ================    =============     ============  ============


(a)      deducted from receivables on the balance sheet.

(b)      reduction of rental and other income.

(c)      amounts written off as uncollectible.




                                                                                     Costs Capitalized
                                                                                       Subsequent To
                                                                Initial Cost            Acquisition
                                                     --------------------------    ----------------------
                                      Encum-                      Buildings and     Improve-     Carrying
                                      brances          Land        Improvements      ments       Costs
                                     ----------     ------------  ------------    -------------  -------

Properties the Partnership
  has Invested in Under
  Operating Leases:

    Bennigan's Restaurant:
      Mentor, Ohio                       -             $520,556    $1,135,584       $749,500        -

    Checkers Drive-In Restaurants:
      Englewood, Florida                 -              339,499             -              -        -
      Marietta, Georgia                  -              432,547             -              -        -
      Norcross, Georgia                  -              405,256             -              -        -
      Philadelphia, Pennsylvania         -              417,014             -              -        -
      St. Petersburg, Florida            -              557,206             -              -        -
      Stratford, New Jersey              -              309,370             -              -        -
      Lake Mary, Florida                 -              614,471             -              -        -
      Philadelphia, Pennsylvania         -              599,586             -              -        -
      Winter Garden, Florida             -              353,799             -              -        -
      Chamblee, Georgia                  -              427,829             -              -        -
      Largo, Florida                     -              407,211             -              -        -
      Seminole, Florida                  -              423,116             -              -        -
      Orlando, Florida                   -              604,920             -              -        -
      Bradenton, Florida                 -              215,478             -              -        -

    Denny's Restaurant:
      Huntsville, Texas                  -              349,266             -              -        -

    Golden Corral Family
      Steakhouse Restaurants:
           Aberdeen, North Carolina      -              406,989             -        849,648        -
           Norman, Oklahoma              -              763,892             -        939,205        -
           Augusta, Georgia              -              766,891             -      1,124,687        -

    Hardee's  Restaurants:
      Olive Branch, Mississippi          -              209,243             -              -        -
      Columbia, South Carolina           -              230,268       497,047              -        -
      Pawleys Island, South Carolina     -              307,911       593,997              -        -
      Cookeville, Tennessee              -              216,335             -              -        -
      Niceville, Florida                 -              310,511       480,398              -        -

    Jack in the Box Restaurants:
      Woodland Hills, California         -              617,887       406,122              -        -
      Redlands, California               -              494,336       566,016              -        -
      Altadena, California               -              501,099       272,441              -        -
      Port Arthur, Texas                 -              426,378       646,811              -        -

    Japan Express Restaurants:
      Lancaster, South Carolina (m)      -              221,251             -              -        -

    Long John Silver's Restaurants:
      Medina, Ohio (h)                   -              445,614             -        399,974        -
      Lexington, Kentucky (j)            -              346,854       303,425              -        -
      Jackson, Tennessee                 -              254,023             -              -        -
      Albuquerque, New Mexico            -              210,008       311,622              -        -
      Irving, Texas                      -              454,448             -              -        -
      Neosho, Missouri                   -              171,859             -              -        -

    Wendy's Old Fashioned
      Hamburgers Restaurants:
           Arlington, Virginia           -              592,917       678,893              -        -
                                                    ------------  ------------  -------------  -------

                                                    $14,925,838    $5,892,356     $4,063,014        -
                                                    ============  ============  =============  =======

Properties of Joint Venture in Which the
    Partnership has a 50% Interest and has
    Invested in Under an Operating Lease:

         Boston Market Restaurants:
           Matthews, North Carolina      -              409,942       737,391              -        -
           Raleigh, North Carolina       -              518,507       542,919              -        -


         Golden Corral Family
              Steakhouse Restaurant:
               Paris, Texas              -              303,608       685,064              -        -

         Taco Bell Restaurant:
           Anniston, Alabama             -              173,396       329,201              -        -

        Other Restaurants:
           Murfeesboro, Tennessee        -              398,313             -              -        -
           Blaine, Minnesota             -              253,934       531,509              -        -
                                                     ------------  ------------  -------------  -------

                                                      $2,057,700    $2,826,084              -        -
                                                     ============  ============  =============  =======

Property of Joint Venture
    in Which the Partnership
    has a 23.62% Interest
     and has Invested in
    Under an Operating Lease:

         TGI Friday's Restaurant:
           Homestead, Pennsylvania        -           $1,036,297    $1,499,296              -        -
                                                     ============  ============  =============  =======

Property in Which the Partnership has a
    16% Interest as Tenants-in-Common and
    has Invested in Under an Operating Lease:

         Golden Corral Family
           Steakhouse Restaurant:
                Clinton, North Carolina   -             $138,382      $676,588              -        -
                                                     ============  ============  =============  =======

Property in Which the Partnership has a
    15% Interest as Tenants-in-Common and
    has Invested in Under an Operating Lease:

         Bennigan's Restaurant:
           Ft. Myers, Florida             -             $638,026             -              -        -
                                                     ============  ============  =============  =======










Properties the Partnership has
    Invested in Under Direct
    Financing Leases:

         Denny's Restaurants:
           Huntsville, Texas              -                    -             -       $590,147        -
           Bartlesville, Oklahoma         -              199,747       789,589              -        -

         Hardee's Restaurants:
           Chester, South Carolina        -              140,016       587,718              -        -
           Cookeville, Tennessee          -                    -       574,511              -        -
           Olive Branch, Mississippi      -                    -       510,712              -        -
           Piney Flats, Tennessee         -              141,724       504,827              -        -

         Japan Express Restaurant:
           Lancaster, South Carolina (k)  -                    -       170,415              -        -

         Long John Silver's Restaurants:
           Jackson, Tennessee             -                    -       459,725              -        -
           Neosho, Missouri               -                    -             -        403,331        -
           Irving, Texas                  -                    -             -        414,009        -

         Quincy's Restaurant:
           Greer, South Carolina          -              178,404       849,860              -        -
                                                     ------------  ------------  -------------  -------

                                                        $659,891    $4,447,357     $1,407,487        -
                                                     ============  ============  =============  =======


Property in Which the Partnership has a
    15% Interest as Tenants-in-Common
    and has Invested in Under
     Direct Financing Lease:

         Bennigan's Restaurant:
           Ft. Myers, Florida             -                    -      $831,741              -        -
                                                     ============  ============  =============  =======





         Gross Amount at Which                                                  Life on Which
      Carried at Close of Period (c)                                           Depreciation in
-----------------------------------------                  Date                 Latest Income
               Buildings and               Accumulated    of Con-     Date       Statement is
    Land       Improvements     Total      Depreciation  struction  Acquired      Computed
-------------  ------------  ------------  ------------  ---------  --------    ------------






    $520,556    $1,885,084    $2,405,640     $67,559       1995     10/94          (i)


     339,499             -       339,499          (d)       -       05/94          (d)
     432,547             -       432,547          (d)       -       05/94          (d)
     405,256             -       405,256          (d)       -       05/94          (d)
     417,014             -       417,014          (d)       -       05/94          (d)
     557,206             -       557,206          (d)       -       05/94          (d)
     309,370             -       309,370          (d)       -       05/94          (d)
     614,471             -       614,471          (d)       -       07/94          (d)
     599,586             -       599,586          (d)       -       08/94          (d)
     353,799             -       353,799          (d)       -       08/94          (d)
     427,829             -       427,829          (d)       -       12/94          (d)
     407,211             -       407,211          (d)       -       12/94          (d)
     423,116             -       423,116          (d)       -       12/94          (d)
     604,920             -       604,920          (d)       -       03/95          (d)
     215,478             -       215,478          (d)       -       03/95          (d)


     349,266            (e)      349,266          (f)      1994     05/94          (f)



     406,989       849,648     1,256,637     177,088        1994     06/94          (b)
     763,892       939,205     1,703,097     189,299        1994     08/94          (b)
     766,891     1,124,687     1,891,578     225,246        1994     09/94          (b)


     209,243            (e)      209,243          (f)       1994     04/94          (f)
     230,268       497,047       727,315     111,461        1993     04/94          (b)
     307,911       593,997       901,908     132,117        1992     04/94          (b)
     216,335            (e)      216,335          (f)       1992     04/94          (f)
     310,511       480,398       790,909     106,894        1993     04/94          (b)


     617,887       406,122     1,024,009      86,982        1988     07/94          (b)
     494,336       566,016     1,060,352     121,228        1988     07/94          (b)
     501,099       272,441       773,540      58,351        1976     07/94          (b)
     426,378       646,811     1,073,189     134,811        1994     09/94          (b)


     221,251            (e)      221,251          (f)       1994     07/94          (f)


     445,614       399,974       845,588      38,048        1994     06/94          (h)
     346,854       303,425       650,279      15,238        1994     06/94          (j)
     254,023            (e)      254,023          (f)       1994     06/94          (f)
     210,008       311,622       521,630      58,041        1976     05/95          (b)
     454,448            (e)      454,448          (f)       1995     07/94          (f)
     171,859            (e)      171,859          (f)       1994     07/94          (f)



     592,917       678,893     1,271,810     136,771        1994     12/94          (b)
-------------  ------------  ------------  ----------

 $14,925,838    $9,955,370   $24,881,208   $1,659,134
=============  ============  ============  ==========








     409,942       737,391     1,147,333     103,964        1994     10/96          (b)
     518,507       542,919     1,061,426      76,546        1994     10/96          (b)




     303,608       685,064       988,672      96,587        1996     10/96          (b)


     173,396       329,201       502,597      43,640        1993     01/97          (b)


     398,313             -       398,313          (d)        -       10/96          (d)
     253,934       531,509       785,443      74,936        1996     10/96          (b)
-------------  ------------  ------------  ----------

  $2,057,700    $2,826,084    $4,883,784    $395,673
=============  ============  ============  ==========








  $1,036,297    $1,499,296    $2,535,593     $29,292        2000     06/00          (b)
=============  ============  ============  ==========








    $138,382      $676,588      $814,970    $111,380        1996     01/96          (b)
=============  ============  ============  ==========







    $638,026            (e)     $638,026          (f)      1982     06/98          (f)
=============  ============  ============















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


           -            (e)           (e)         (f)      1994     07/94          (f)


           -            (e)           (e)         (f)      1994     06/94          (f)
           -            (e)           (e)         (f)      1994     07/94          (f)
           -            (e)           (e)         (f)      1995     07/94          (f)


          (e)           (e)           (e)         (g)      1988     06/94          (g)










           -            (e)           (e)         (f)       1982     06/98          (f)



                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

         NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000

         (a) Transactions in real estate and accumulated depreciation during 2000, 1999 and 1998 are summarized as follows:


                                                                                        Accumulated
                                                                     Cost               Depreciation
                                                              -------------------    --------------------
                                                              -------------------    --------------------

                 Properties the Partnership has Invested
                    in Under Operating Leases:

                      Balance, December 31, 1997                  $   22,946,739           $     801,601
                      Reclassified from net investment
                         in direct financing lease                     1,588,729                      --
                      Depreciation expense                                    --                 279,051
                                                              -------------------    --------------------
                                                              -------------------    --------------------

                      Balance, December 31, 1998                      24,535,468               1,080,652
                      Dispositions                                      (818,708 )               (33,124 )
                      Reclassified from net investment
                         in direct financing lease                     1,439,009                      --
                      Reclassified to net investment in
                         direct financing lease                         (349,163 )                    --
                      Depreciation expense                                    --                 298,123
                                                              -------------------    --------------------
                                                              -------------------    --------------------

                      Balance, December 31, 1999                      24,806,606               1,345,651
                      Acquisition                                        749,500                      --
                      Dispositions                                      (674,898 )               (23,899 )
                      Depreciation expense                                    --                 337,382
                                                              -------------------    --------------------

                      Balance, December 31, 2000                  $   24,881,208          $    1,659,134
                                                              ===================    ====================

                 Properties of Joint Venture in Which
                    the Partnership has a 50% Interest
                    and has Invested in Under  Operating
                    Leases:

                      Balance, December 31, 1997                  $    4,906,644           $     114,171
                      Dispositions                                      (22,860)                      --
                      Depreciation expense                                    --                  93,098
                                                              -------------------    --------------------
                                                              -------------------    --------------------

                      Balance, December 31, 1998                       4,883,784                 207,269
                      Depreciation expense                                    --                  94,202
                                                              -------------------    --------------------
                                                              -------------------

                      Balance, December 31, 1999                       4,883,784                 301,471
                      Depreciation expense                                    --                  94,202
                                                              -------------------    --------------------

                      Balance, December 31, 2000                  $    4,883,784           $     395,673
                                                              ===================    ====================


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION -
        -----------------------------------------------------------------
                                    CONTINUED

                                December 31, 2000


                                                                                        Accumulated
                                                                     Cost               Depreciation
                                                              -------------------    -------------------

               Property of Joint Venture in Which the  Partnership  has a 23.62%
                 Interest and has Invested in Under an Operating Lease:

                     Balance, December 31, 1999                        $      --              $      --
                     Acquisition                                       2,535,593                     --
                     Depreciation expense                                     --                 29,292
                                                              -------------------    -------------------

                     Balance, December 31, 2000                    $   2,535,593           $     29,292
                                                              ===================    ===================

               Property   Which  the   Partnership   has  a  16%   Interest   as
                  Tenants-In-Common  and has  Invested  in  Under  an  Operating
                  Lease:

                     Balance, December 31, 1997                     $    814,970           $     43,721
                     Depreciation expense                                     --                 22,553
                                                              -------------------    -------------------
                                                              -------------------    -------------------

                     Balance, December 31, 1998                          814,970                 66,274
                     Depreciation expense                                     --                 22,553
                                                              -------------------    -------------------

                     Balance, December 31, 1999                          814,970                 88,827
                     Depreciation expense                                     --                 22,553
                                                              -------------------    -------------------

                     Balance, December 31, 2000                     $    814,970           $    111,380
                                                              ===================    ===================

               Property  in  Which  the   Partnership  has  a  15%  Interest  as
                  Tenants-In-Common has invested in Under an Operating Lease:

                     Balance, December 31, 1997                        $      --              $      --
                     Acquisition                                         638,026                     --
                     Depreciation expense (f)                                 --                     --
                                                              -------------------    -------------------

                     Balance, December 31, 1998                          638,026                     --
                     Depreciation expense (f)                                 --                     --
                                                              -------------------    -------------------
                                                              -------------------    -------------------

                     Balance, December 31, 1999                          638,026                     --
                     Depreciation expense (f)                                 --                     --
                                                              -------------------    -------------------

                     Balance, December 31, 2000                     $    638,026              $      --
                                                              ===================    ===================


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION -
       ------------------------------------------------------------------
                                    CONTINUED

                                December 31, 2000


         (b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

         (c) As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $31,741,716 and $9,312,896, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

         (h) Effective June 11, 1998, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 26 years. For financial reporting purposes, the undepreciated cost of the Property in Medina, Ohio was written down to its estimated net realizable value due to an impairment in value. The Partnership recognized the impairments by recording an allowance for loss on assets in the amount of $394,474 in 2000. The impairment at December 31, 2000 represented the difference between the Property's carrying value and the estimated net realizable value of the Property at December 31, 2000. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 2000, excluding the allowance for loss on assets.

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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION -
       ------------------------------------------------------------------
                                    CONTINUED

                                December 31, 2000


         (k) Effective June 11, 1998, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 26 years. For financial reporting purposes, the undepreciated cost of the Property in Lancaster, South Carolina was written down to its estimated net realizable value due to an impairment in value. The Partnership recognized the impairment during 1998, by recording an allowance  for loss on assets in the  amount  of  $108,410  and
                 $167,526,   respectively.   The  impairment   represented   the
                 difference between the Property's carrying value and the estimated net realizable value of the Property at December 31, 1998. In May 1999, the Partnership re-leased the Property to a new tenant to operate the location as a Japan Express. In connection, the building portion of the lease was reclassified from an operating lease to a net investment in direct financing lease, based on the net carrying value of the building.





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