Form 10-Q
period 2001-03-31
CNL INCOME FUND XV LTD
filed 2001-05-14
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2001
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________


                             Commission file number
                                     0-26216
                     ---------------------------------------


                            CNL Income Fund XV, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                   59-3198888
---------------------------------------------- ---------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


450 South Orange Avenue
Orlando, Florida                                                    32801
---------------------------------------------- ---------------------------------
      (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                          (407) 540-2000
                                               ---------------------------------


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





Part I                                                                Page
                                                                      ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                             1

                  Condensed Statements of Income                       2

                  Condensed Statements of Partners' Capital            3

                  Condensed Statements of Cash Flows                   4

                  Notes to Condensed Financial Statements              5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  7-10

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                          10

Part II

   Other Information                                                   11-12

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                              March 31,             December 31,
                                                                                 2001                   2000
                                                                          -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, less accumulated depreciation of
       $1,743,603 and $1,659,134, respectively, and allowance for loss
       on assets of $502,884 in 2001 and 2000                                   $ 22,634,721           $ 22,719,190
   Net investment in direct financing leases, less
       allowance for loss on assets of $341,185 and
       $52,501, respectively                                                       5,794,681              6,105,701
   Investment in joint ventures                                                    3,314,928              3,307,718
   Cash and cash equivalents                                                       1,268,312              1,257,447
   Certificate of deposit                                                            105,250                103,500
   Receivables, less allowance for doubtful
       accounts of $86,043 and $37,881, respectively                                  31,169                 75,750
   Due from related parties                                                           33,524                 33,878
   Prepaid expenses                                                                   13,371                 27,511
   Lease costs, less accumulated amortization of
       $3,957 and $3,426, respectively                                                17,282                 17,813
   Accrued rental income less allowance for doubtful
       accounts of $30,066 and $25,626, respectively                               1,874,778              1,834,819
                                                                          -------------------    -------------------

                                                                                $ 35,088,016           $ 35,483,327
                                                                          ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                               $   86,389             $   37,111
   Accrued and escrowed real estate taxes payable                                     21,757                 30,406
   Distributions payable                                                             800,000                800,000
   Due to related parties                                                            107,313                 21,224
   Rents paid in advance and deposits                                                142,598                134,296
                                                                          -------------------    -------------------
       Total liabilities                                                           1,158,057              1,023,037

   Partners' capital                                                              33,929,959             34,460,290
                                                                          -------------------    -------------------


                                                                                $ 35,088,016           $ 35,483,327
                                                                          ===================    ===================

See accompanying notes to condensed financial statements.






                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                      Quarter Ended
                                                                                        March 31,
                                                                                 2001                2000
                                                                            ----------------    ---------------
Revenues:
    Rental income from operating leases                                           $ 602,868          $ 655,461
    Earned income from direct financing leases                                      182,554            145,854
    Interest and other income                                                        22,542             42,459
                                                                            ----------------    ---------------
                                                                                    807,964            843,774
                                                                            ----------------    ---------------

Expenses:
    General operating and administrative                                            133,601             45,813
    Bad debt expense                                                                 17,834                 --
    Professional services                                                            21,232             13,044
    Management fees to related parties                                                8,708              9,051
    Real estate taxes                                                                 2,405              6,390
    State and other taxes                                                            61,212             35,787
    Depreciation and amortization                                                    85,418             80,492
    Transaction costs                                                                    --             46,400
                                                                            ----------------    ---------------
                                                                                    330,410            236,977
                                                                            ----------------    ---------------

Income Before Equity in Earnings of Joint Ventures
    and Provision for Loss on Assets                                                477,554            606,797

Equity in Earnings of Joint Ventures                                                 80,799             63,633

Provision for Loss on Assets                                                       (288,684 )               --
                                                                            ----------------    ---------------

Net Income                                                                        $ 269,669          $ 670,430
                                                                            ================    ===============

Allocation of Net Income:
    General partners                                                                 $   --             $   --
    Limited partners                                                                269,669            670,430
                                                                            ----------------    ---------------

                                                                                  $ 269,669          $ 670,430
                                                                            ================    ===============

Net Income Per Limited Partner Unit                                                $   0.07           $   0.17
                                                                            ================    ===============

Weighted Average Number of Limited
    Partner Units Outstanding                                                     4,000,000          4,000,000
                                                                            ================    ===============

See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended            Year Ended
                                                                               March 31,             December 31,
                                                                                  2001                   2000
                                                                           -------------------     ------------------

General partners:
    Beginning balance                                                             $   174,788             $  174,788
    Net income                                                                             --                     --
                                                                           -------------------     ------------------
                                                                                      174,788                174,788
                                                                           -------------------     ------------------

Limited partners:
    Beginning balance                                                              34,285,502             34,861,087
    Net income                                                                        269,669              2,624,415
    Distributions ($0.20 and $0.80 per limited
       partner unit, respectively)                                                   (800,000 )           (3,200,000 )
                                                                           -------------------     ------------------
                                                                                   33,755,171             34,285,502
                                                                           -------------------     ------------------

Total partners' capital                                                          $ 33,929,959           $ 34,460,290
                                                                           ===================     ==================


See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Quarter Ended
                                                                                       March 31,
                                                                                2001               2000
                                                                            --------------     --------------

 Increase (Decrease) in Cash and Cash Equivalents

     Net Cash Provided by Operating Activities                                  $ 810,865           $885,068
                                                                            --------------     --------------

     Cash Flows from Investing Activities:
        Proceeds from sale of land and building                                        --            562,130
                                                                            --------------     --------------

           Net cash provided by investing activities                                   --            562,130
                                                                            --------------     --------------


     Cash Flows from Financing Activities:
        Distributions to limited partners                                        (800,000 )         (800,000 )
                                                                            --------------     --------------
           Net cash used in financing activities                                 (800,000 )         (800,000 )
                                                                            --------------     --------------

 Net Increase in Cash and Cash Equivalents                                         10,865            647,198

 Cash and Cash Equivalents at Beginning of Quarter                              1,257,447          1,660,363
                                                                            --------------     --------------

 Cash and Cash Equivalents at End of Quarter                                   $1,268,312         $2,307,561
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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XV, Ltd. (the "Partnership") for the year ended December 31, 2000.

2.       Reclassification:
         ----------------

         Certain items in the prior years' financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         During the quarter ended March 31, 2001, the Partnership established an allowance for loss on assets in the amount of $288,684 for its property in Greer, South Carolina. The allowance represented the difference between the carrying value of the net investment in the direct financing lease and the net sales proceeds received in April 2001 (see
         Note 4).

4.       Subsequent Event:
         ----------------

         In April 2001, the Partnership sold its property in Greer, South Carolina to the tenant and received net sales proceeds of $700,000 resulting in a loss of $288,684 for financial reporting purposes, which the Partnership recorded as an allowance for loss on assets at March 31, 2001 (see Note 3).

         In addition, in April 2001, the Partnership sold its property in Woodland Hills, California to a third party for approximately $1,292,200 and received net sales proceeds of approximately $1,253,700 resulting in a gain of approximately $247,800 for financial reporting purposes.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


4.       Subsequent Event - Continued:
         ----------------------------

         In addition, in April 2001, the Partnership used a portion of the proceeds received from the sale of the Partnership's property in Greer, South Carolina and the proceeds from the sale of the property in Woodland Hills, California to acquire a 59% interest in a property in Blue Springs, Missouri, as tenants-in-common with CNL Income Fund XIII, Ltd., a Florida limited partnership and an affiliate of the general partners. This property was acquired from CNL BB Corp., an affiliate of the general partners, who had purchased and temporarily held title to the property in order to facilitate acquisition of the property by the Partnership. The Partnership contributed approximately $1,263,100 to acquire the restaurant property. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the property including closing costs. In connection therewith, the Partnership entered into a long-term triple-net lease with terms substantially the same as its other leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited Partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2001, the Partnership owned 49 Properties, which included interests in seven Properties owned by a joint venture in which the Partnership is a co-venturer and two Properties owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $810,865 and $885,068 for the quarters ended March 31, 2001 and 2000, respectively. The decrease in cash from operations for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily a result of changes in income and expenses, as described in "Results of Operations" below and changes in the Partnership's working capital.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2001, the Partnership had $1,373,562 (including a certificate of deposit in the amount of $105,250) invested in such short-term investments, as compared to $1,360,947 (including a certificate of deposit in the amount of $103,500) at December 31, 2000. The funds remaining at March 31, 2001, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

         In April 2001, the Partnership sold its Property in Greer, South Carolina and received net sales proceeds of $700,000 resulting in a loss of $288,684 for financial reporting purposes, which the Partnership recorded as an allowance for loss on assets at March 31, 2001.

         In addition, in April 2001, the Partnership sold its Property in Woodland Hills, California to a third party for approximately $1,292,200 and received net sales proceeds of approximately $1,253,700 resulting in a gain of approximately $247,800 for financial reporting purposes.

         In April 2001, the Partnership reinvested the net sales proceeds from the sale of these two Properties in a Property in Blue Springs, Missouri, as tenants-in-common with CNL Income Fund XIII, Ltd., a Florida limited partnership and an affiliate of the general partners. The Partnership acquired this Property from CNL BB Corp., an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The Partnership contributed approximately $1,263,100 to acquire the restaurant Property. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Property, including closing costs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current cash from operations, the Partnership declared distributions to limited partners of $800,000 for each of the quarters ended March 31, 2001 and 2000. This represents distributions for each applicable quarter of $0.20 per unit. No distributions were made to the general partners for the quarters ended March 31, 2001 and 2000. No amounts distributed to the limited partners for the quarters ended March 31, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,158,057 at March 31, 2001, from $1,023,037 at December 31, 2000, primarily as a result of an increase in accounts payable and amounts due to related parties at March 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2000, the Partnership owned and leased 41 wholly owned Properties (including one Property sold in January 2000) and during the quarter ended March 31, 2001, the Partnership owned and leased 40 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $785,422 and $801,315, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The decrease in rental and earned income during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially due to the fact that rental and earned income decreased approximately $19,000 due to the fact that during the quarter ended March 31, 2001, the Partnership increased its allowance for doubtful accounts for past due rental amounts relating to the Property in Bartlesville, Oklahoma in accordance with the Partnership's policy. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected.

         In addition, in 1998, Long John Silver's, Inc. filed for bankruptcy, rejected the leases relating to four of the eight Properties it leased and ceased making rental payments to the Partnership. Subsequently, two of the four Properties with rejected leases were sold and one was re-leased to a new tenant. As of March 31, 2001, the remaining Property whose lease was rejected remained vacant. The general partners are currently seeking either a new tenant or purchaser for the vacant Property. The Partnership will not recognize any rental and earned income from this vacant Property until a new tenant for this Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from this Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner. In 1999, Long John Silver's, Inc. assumed and affirmed its four remaining leases and the Partnership has continued to receive rental payments relating to these four leases. The decrease in rental and earned income during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially attributable to the fact that during 2000, the Partnership received approximately $73,700 in bankruptcy proceeds relating to the Properties whose leases were rejected in 1998, as described above. No such proceeds were received during the quarter ended March 31, 2001.

         The decrease in rental and earned income during the quarter ended March 31, 2001, was partially offset by the fact that during the quarter ended March 31, 2000, the Partnership established an allowance for doubtful accounts of approximately $18,600 for past due rental amounts relating to the Property in Huntsville, Texas in accordance with the Partnership's collection policy. The Partnership subsequently collected and recognized these amounts as income. The decrease in rental and earned income during the quarter ended March 31, 2001, was also partially offset by an increase in rental income of approximately $53,000 relating to the Property in Mentor, Ohio which was placed in service in April 2000.

         For the quarters ended March 31, 2001 and 2000, the Partnership also owned and leased six Properties indirectly through one joint venture arrangement and two Properties as tenants-in-common with affiliates of the general partners. For the quarter ended March 31, 2001, the Partnership owned and leased one additional Property indirectly through a joint venture arrangement. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $80,799 and $63,633, respectively, attributable to net income earned by these joint ventures. The decrease in net income earned by these joint ventures during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily due to the fact that in June 2000, the Partnership reinvested the net sales proceeds from the 2000 sale of its Property in Lexington, North Carolina in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XVI, Ltd., and CNL Income Fund XVIII, Ltd., each a Florida limited partnership pursuant to the laws of the state of Florida and an affiliate of the General Partners.

         Operating expenses, including depreciation and amortization expense, were $330,410 and $236,977 for the quarters ended March 31, 2001 and 2000, respectively. The increase in operating expenses during the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000, was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses during the quarter ended March 31, 2001, was partially attributable to an increase in the state taxes incurred by the Partnership due to changes in the tax laws of a state in which the Partnership conducts business. Operating expenses also increased during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, due to the fact that during the quarter ended March 31, 2001 the Partnership recorded bad debt expense of approximately $17,800 related to the Property in Bartlesville, Oklahoma, in accordance with the Partnership's policy.

         The increase in operating expenses during the quarter ended March 31 2001, was partially offset by the fact that during the quarter ended March 31, 2000, the Partnership incurred $46,400 in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter ended March 31, 2001.

         During the quarter ended March 31, 2001, the Partnership recorded a provision for loss on assets in the amount of $288,684 for financial reporting purposes relating to the Property in Greer, South Carolina. The allowance represented the difference between the carrying value of the Property at March 31, 2001 and the net sales proceeds received in April 2001.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings.  Inapplicable.
           ------------------

Item 2.    Changes in Securities.       Inapplicable.
           --------------------------

Item 3.    Default upon Senior Securities.   Inapplicable.
           -------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders. Inapplicable.
           ----------------------------------------------------

Item 5.    Other Information.        Inapplicable.
           ------------------

Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

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

                      (b)     Reports on Form 8-K

                           No reports on From 8-K were filed during the quarter
entered March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of May, 2001.


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