Form 10-Q
period 2001-06-30
CNL INCOME FUND XV LTD
filed 2001-08-09
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2001
   --------------------------------------------------------------------------

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


                            CNL Income Fund XV, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                    59-3198888
----------------------------------------------- --------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


450 South Orange Avenue
Orlando, Florida                                                     32801
----------------------------------------------- --------------------------------
      (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                           (407) 540-2000
                                                --------------------------------


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




Part I                                                                                 Page
                                                                                       ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                              1

                  Condensed Statements of Income                                        2

                  Condensed Statements of Partners' Capital                             3

                  Condensed Statements of Cash Flows                                    4

                  Notes to Condensed Financial Statements                               5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   8-13

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                                           13

Part II

   Other Information                                                                    14-15

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                               June 30,             December 31,
                                                                                 2001                   2000
                                                                          -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, less accumulated depreciation of
       $1,734,323 and $1,659,134, respectively, and allowance for loss
       on assets of $502,884 in 2001 and 2000                                   $ 21,619,993           $ 22,719,190
   Net investment in direct financing leases, less
       allowance for loss on assets of $52,501 in 2001
       and 2000                                                                    5,073,545              6,105,701
   Investment in joint ventures                                                    4,160,386              3,307,718
   Mortgage note receivable                                                          243,144                     --
   Cash and cash equivalents                                                       2,061,126              1,257,447
   Certificate of deposit                                                            107,000                103,500
   Receivables, less allowance for doubtful
       accounts of $151,121 and $37,881, respectively                                    503                 75,750
   Due from related parties                                                           31,869                 33,878
   Prepaid expenses                                                                   16,785                 27,511
   Lease costs, less accumulated amortization of
       $4,488 and $3,426, respectively                                                16,751                 17,813
   Accrued rental income less allowance for doubtful
       accounts of $27,005 and $25,626, respectively                               1,818,869              1,817,150
                                                                          -------------------    -------------------

                                                                                $ 35,149,971           $ 35,465,658
                                                                          ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                               $   10,885             $   37,111
   Accrued and escrowed real estate taxes payable                                     26,367                 30,406
   Distributions payable                                                             800,000                800,000
   Due to related parties                                                            102,780                 21,224
   Rents paid in advance and deposits                                                103,123                 82,787
   Deferred rental income                                                             20,531                 33,840
                                                                          -------------------    -------------------
       Total liabilities                                                           1,063,686              1,005,368

   Partners' capital                                                              34,086,285             34,460,290
                                                                          -------------------    -------------------


                                                                                $ 35,149,971           $ 35,465,658
                                                                          ===================    ===================

See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                    Quarter Ended                      Six Months Ended
                                                                       June 30,                            June 30,
                                                                2001             2000               2001             2000
                                                            -------------    --------------     --------------   --------------
Revenues:
    Rental income from operating leases                        $ 681,264        $  649,561        $ 1,284,132      $ 1,305,022
    Earned income from direct financing leases                    69,878           169,683            252,432          315,537
    Interest and other income                                     25,936            12,688             48,478           55,147
                                                            -------------    --------------     --------------   --------------
                                                                 777,078           831,932          1,585,042        1,675,706
                                                            -------------    --------------     --------------   --------------

Expenses:
    General operating and administrative                          87,238            51,954            220,839           97,767
    Bad debt expense                                              29,101                --             46,935               --
    Professional services                                         11,473             5,703             32,705           18,747
    Management fees to related party                               7,783             8,883             16,491           17,934
    Real estate taxes                                              7,361             8,784              9,766           15,174
    State and other taxes                                             --                61             61,212           35,848
    Depreciation and amortization                                 81,826            85,165            167,244          165,657
    Transaction costs                                                 --            29,753                 --           76,153
                                                            -------------    --------------     --------------   --------------
                                                                 224,782           190,303            555,192          427,280
                                                            -------------    --------------     --------------   --------------

Income Before Equity in Earnings of Joint Ventures,
    Gain on Sale of Assets and Provision for Loss on
    Assets                                                       552,296           641,629          1,029,850        1,248,426

Equity in Earnings of Joint Ventures                             157,359            68,070            238,158          131,703

Gain on Sale of Assets                                           246,671                --            246,671               --

Provision for Loss on Assets                                          --           (52,501 )         (288,684 )        (52,501 )
                                                            -------------    --------------     --------------   --------------

Net Income                                                     $ 956,326        $  657,198        $ 1,225,995      $ 1,327,628
                                                            =============    ==============     ==============   ==============

Allocation of Net Income:
    General partners                                              $   --           $    --            $    --          $    --
    Limited partners                                             956,326           657,198          1,225,995        1,327,628
                                                            -------------    --------------     --------------   --------------

                                                               $ 956,256        $  657,198        $ 1,225,995      $ 1,327,628
                                                            =============    ==============     ==============   ==============

Net Income Per Limited Partner Unit                             $   0.24         $    0.16          $    0.31        $    0.33
                                                            =============    ==============     ==============   ==============

Weighted Average Number of Limited
    Partner Units Outstanding                                  4,000,000         4,000,000          4,000,000        4,000,000
                                                            =============    ==============     ==============   ==============
See accompanying notes to condensed financial statements.




                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                          Six Months Ended           Year Ended
                                                                              June 30,              December 31,
                                                                                2001                    2000
                                                                       -----------------------   --------------------

General partners:
    Beginning balance                                                            $    174,788             $  174,788
    Net income                                                                             --                     --
                                                                       -----------------------   --------------------
                                                                                      174,788                174,788
                                                                       -----------------------   --------------------

Limited partners:
    Beginning balance                                                              34,285,502             34,861,087
    Net income                                                                      1,225,995              2,624,415
    Distributions ($0.40 and $0.80 per limited
       partner unit, respectively)                                                 (1,600,000 )           (3,200,000 )
                                                                       -----------------------   --------------------
                                                                                   33,911,497             34,285,502
                                                                       -----------------------   --------------------

Total partners' capital                                                        $   34,086,285           $ 34,460,290
                                                                       =======================   ====================
See accompanying notes to condensed financial statements.






                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  2001                2000
                                                                              --------------     ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                    $1,560,744          $1,679,453
                                                                              --------------     ---------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating
          leases                                                                         --            (749,500 )
       Proceeds from sale of land and building                                    1,486,728             562,130
       Investment in joint venture                                               (1,269,658 )          (599,000 )
       Return of capital from joint venture                                         400,000                  --
       Collections on mortgage note receivable                                      225,865                  --
                                                                              --------------     ---------------
          Net cash provided by (used in) investing
              activities                                                            842,935            (786,370 )
                                                                              --------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (1,600,000 )        (1,600,000 )
                                                                              --------------     ---------------
          Net cash used in financing activities                                  (1,600,000 )        (1,600,000 )
                                                                              --------------     ---------------

Net Increase (Decrease) in Cash and Cash
    Equivalents                                                                     803,679            (706,917 )

Cash and Cash Equivalents at Beginning of Period                                  1,257,447           1,660,363
                                                                              --------------     ---------------

Cash and Cash Equivalents at End of Period                                       $2,061,126           $ 953,446
                                                                              ==============     ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                                  $ 800,000           $ 800,000
                                                                              ==============     ===============
See accompanying notes to condensed financial statements.




                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


1.       Basis of Presentation:
         ---------------------

          The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:
         --------------------------------------

          In April 2001, the Partnership sold its property in Woodland Hills, California to a third party for approximately $1,292,200 and received net sales proceeds of approximately $1,253,700 resulting in a gain of approximately $246,700 for financial reporting purposes.

4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

          In April 2001, the Partnership sold its property in Greer, South Carolina to the tenant and received net sales proceeds of $700,000 (consisting of $233,000 in cash and $467,000 in the form of a promissory note) resulting in a loss of $288,684 for financial reporting purposes, which the Partnership recorded as an allowance for loss on assets at March 31, 2001. The allowance represented the difference between the carrying value of the net investment in the direct financing lease and the net sales proceeds received in April 2001.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


5.       Investment in Joint Ventures:
         ----------------------------

          In April 2001, the Partnership used a portion of the net sales proceeds from the sale of its properties in Woodland Hills, California and Greer, South Carolina to acquire an interest in a Golden Corral property in Blue Springs, Missouri, as tenants-in-common, with CNL Income Fund XIII, Ltd., a Florida limited partnership, and an affiliate of the general partners. The Partnership acquired this interest from CNL BB Corp., an affiliate of the general partners (see
          Note 7). The Partnership accounts for its investment using the equity method since the Partnership shares control with an affiliate. As of June 30, 2001, the Partnership owned a 59% interest in this property.

          In May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its property in Paris, Texas to the tenant for $800,000, in accordance with the purchase option under the lease agreement. This resulted in a loss to the joint venture of approximately $84,500 for financial reporting purposes. In connection with the sale, the joint venture received $200,000 in lease termination income in consideration for the joint venture releasing the tenant from its obligations under the lease. As of June 30, 2001, the Partnership and the other joint venture partner each received approximately $400,000 representing a return of capital of the net sales proceeds.

          The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at:


                                                                       June 30,              December 31,
                                                                         2001                    2000
                                                                ----------------------   ----------------------


             Land and buildings on operating leases, less
                  accumulated depreciation                               $  9,508,776            $   8,336,028
             Net investment in direct financing lease                         799,655                  805,673
             Cash                                                             177,823                  107,284
             Prepaid expenses                                                   1,230                      684
             Receivables                                                       16,331                    6,531
             Lease costs, less accumulated amortization                        15,763                   16,767
             Accrued rental income                                            296,989                  251,902
             Liabilities                                                       28,381                   44,218
             Partners' capital                                             10,788,186                9,480,651
             Revenues                                                         600,938                  984,548
             Lease termination income                                         200,000                       --
             Loss on sale of assets                                           (84,473)                      --
             Net income                                                       614,649                  815,718





                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

          The Partnership recognized income totaling $238,158 and $131,703 during the six months ended June 30, 2001 and 2000, respectively from these joint ventures, of which $157,359 and $68,070, was earned during the quarters ended June 30, 2001 and 2000, respectively.

6.       Mortgage Note Receivable:
         ------------------------

          In connection with the sale of its property in Greer, South Carolina in April 2001, the Partnership accepted a promissory note in the principal sum of $467,000, collateralized by a mortgage on the property. The promissory note bears interest at a rate of ten percent per annum and principal and interest payments are due by February 2002.

7.       Related Party Transactions:
         --------------------------

          During the six months ended June 30, 2001, the Partnership and CNL Income Fund XIII, Ltd., as tenants-in-common, acquired an interest in a Golden Corral property from CNL BB Corp., an affiliate of the general partners, for a purchase price of approximately $2,152,000. CNL Income Fund XIII, Ltd., is a Florida limited partnership and an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership and CNL Income Fund XIII, Ltd., as tenants-in-common. The purchase price paid by the Partnership and CNL Income Fund XIII, Ltd., as tenants-in-common, represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs. In accordance with the Statement of Policy of Real Estate Programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property were treated as belonging to the Partnership. For the six months ended June 30, 2001, other income of the tenants-in-common includes $11,112 of such amounts.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

         CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited Partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 47 Properties, which included interests in six Properties owned by a joint venture in which the Partnership is a co-venturer and three Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,560,744 and $1,679,453 for the six months ended June 30, 2001 and 2000, respectively. The decrease in cash from operations for the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, was primarily a result of changes in income and expenses, as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the six months ended June 30, 2001.

         In April 2001, the Partnership sold its Property in Greer, South Carolina and received net sales proceeds of $700,000 (consisting of $233,000 in cash and $467,000 in the form of a promissory note) resulting in a loss of $288,684 for financial reporting purposes, which the Partnership recorded as a provision for loss on assets at March 31, 2001. The promissory note collateralized by a mortgage on the Property, bears interest at a rate of ten percent per annum and principal and interest payments are due by February 2002. The Partnership used a portion of the cash received in net sales proceeds to acquire an interest in a Property in Blue Springs, Missouri, as described below.

         In addition, in April 2001, the Partnership sold its Property in Woodland Hills, California to a third party for approximately $1,292,200 and received net sales proceeds of approximately $1,253,700 resulting in a gain of approximately $246,700 for financial reporting purposes. The Partnership used the net sales proceeds to acquire an interest in a Property in Blue Springs, Missouri, as described below.

         In April 2001, the Partnership reinvested the net sales proceeds from the sale of the two Properties described above in a Property in Blue Springs, Missouri, as tenants-in-common with CNL Income Fund XIII, Ltd., ("CNL XIII") a Florida limited partnership and an affiliate of the general partners. The Partnership and CNL XIII, as tenants-in-common, acquired this Property from CNL BB Corp., an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership and CNL XIII, as tenants-in-common. The purchase price paid by the Partnership and CNL XIII, as tenants-in-common, represented the costs incurred by the affiliate to acquire the Property, including closing costs. As of June 30, 2001, the Partnership owned a 59% interest in the profits and losses of the Property. The transaction relating to the sale of the Property in Woodland Hills, California and the reinvestment of the net sales proceeds was structured to qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         In May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50 percent interest, sold its Property in Paris, Texas to the tenant for $800,000, in accordance with the purchase option under the lease agreement. This resulted in a loss to the joint venture of approximately $84,500 for financial reporting purposes. In connection with the sale, the joint venture received $200,000 in lease termination income in consideration for the joint venture releasing the tenant from its obligations under the lease. As of June 30, 2001, the Partnership and the other joint venture partner each received approximately $400,000 representing a return of capital of the net sales proceeds.

         Currently, cash reserves, rental income from the Partnership's Properties, net sales proceeds and any amounts collected from the promissory note are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to invest in an additional Property, to pay Partnership expenses or to make distributions to the partners. At June 30, 2001, the Partnership had $2,061,126 invested in such short-term investments, as compared to $1,257,447 at December 31, 2000. The increase in cash and cash equivalents June 30, 2001 as compared to December 31, 2000 was partially attributable to the Partnership receiving approximately $400,000 as a return of capital from Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, as a result of the joint venture receiving net sales proceeds from the sale of its Property in Paris, Texas. The increase was also attributable to the Partnership receiving $233,000 in net sales proceeds related to the sale of the Partnership's Property in Greer, South Carolina. The funds remaining at June 30, 2001, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current cash from operations, the Partnership declared distributions to limited partners of $1,600,000 for each of the six months ended June 30, 2001 and 2000 ($800,000 for each of the quarters ended June 30, 2001 and 2000). This represents distributions of $0.40 per unit for each of the six months ended June 30, 2001 and 2000 ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2001 and 2000. No amounts distributed to the limited partners for the six months ended June 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $1,063,686 at June 30, 2001, from $1,005,368 at December 31, 2000, primarily as a result of an increase in amounts due to related parties and rents paid in advance and deposits at June 30, 2001 as compared to December 31, 2000. The increase was partially offset by a decrease in accounts payable and deferred rental income at June 30, 2001, as compared to December 31, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 2000, the Partnership owned and leased 41 wholly owned Properties (including one Property sold in January 2000) and during the six months ended June 30, 2001, the Partnership owned and leased 40 wholly owned Properties (which included two Properties sold in April 2001) to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $1,536,564 and $1,620,559, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $751,142 and $819,244 of which were earned during the quarters ended June 30, 2001 and 2000, respectively. The decrease in rental and earned income during the quarter and six months ended June 30, 2001, as compared to quarter and six months ended June 30, 2000, was partially due to the fact that the Partnership sold its Properties in Woodland Hills, California and Greer, South Carolina in April 2001. The Partnership reinvested the proceeds from the sale of these Properties in a Property in Blue Springs, Missouri, as tenants-in-common with CNL Income Fund XIII, Ltd., a Florida limited partnership, and an affiliate of the general partners. As a result of this reinvestment, rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to remain at increased amounts.

         The decrease in rental and earned income during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was also partially due to the fact that rental and earned income decreased approximately $27,800 and $46,900, respectively, due to the fact that during the quarter and six months ended June 30, 2001, the Partnership increased its allowance for doubtful accounts for past due rental amounts relating to the Property in Bartlesville, Oklahoma due to financial difficulties of the tenant. The general partners will continue to pursue collection of past due rental amounts relating to this Property and will recognize such amounts as income if collected.

         In addition, in 1998, Long John Silver's, Inc. filed for bankruptcy, rejected the leases relating to four of the eight Properties it leased and ceased making rental payments to the Partnership. Subsequently, two of the four Properties with rejected leases were sold and one was re-leased to a new tenant. As of June 30, 2001, the remaining Property whose lease was rejected remained vacant. The general partners are currently seeking either a new tenant or purchaser for the vacant Property. The Partnership will not recognize any rental and earned income from this vacant Property until a new tenant for this Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from this Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner. In 1999, Long John Silver's, Inc. assumed and affirmed its four remaining leases and the Partnership has continued to receive rental payments relating to these four leases. The decrease in rental and earned income during the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, was partially attributable to the fact that during 2000, the Partnership received approximately $73,700 in bankruptcy proceeds relating to the Properties whose leases were rejected in 1998, as described above. No such proceeds were received during the six months ended June 30, 2001.

         The decrease in rental and earned income during the quarter and six months ended June 30, 2001, was partially offset by the fact that during the quarter and six months ended June 30, 2000, the Partnership established an allowance for doubtful accounts of approximately $28,800 and $10,100, respectively, for past due rental amounts relating to the Property in Huntsville, Texas in accordance with the Partnership's collection policy. No such allowance was recorded during the quarter and six months ended June 30, 2001. The Partnership subsequently collected and recognized these amounts as income. The decrease in rental and earned income during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was also partially offset by an increase in rental income of approximately $13,000 and $73,000, respectively, relating to the Property in Mentor, Ohio which was placed in service in April 2000.

         For the quarters ended June 30, 2001 and 2000, the Partnership also owned and leased six Properties (including one Property which was sold in 2001) indirectly through one joint venture arrangement and two Properties as tenants-in-common with affiliates of the general partners. For the six months ended June 30, 2001, the Partnership owned and leased one additional Property indirectly through a tenancy in common arrangement. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $238,158 and $131,703, respectively, $157,359 and $68,070 of which was earned during the quarters ended June 30, 2001 and 2000, respectively, attributable to net income earned by these joint ventures. The increase in net income earned by these joint ventures during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially due to the fact that in June 2000, the Partnership reinvested the net sales proceeds from the 2000 sale of its Property in Lexington, North Carolina in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XVI, Ltd., and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the general partners. The increase in net income during the quarter and six months ended June 30, 2001 was partially attributable to the fact that in April 2001, the Partnership used a portion of the net sales proceeds received from the sale of two Properties, as described above in "Capital Resources", to acquire an interest in a Property in Blue Springs, Missouri, as tenants-in-common with CNL Income Fund XIII, Ltd., a Florida limited partnership and an affiliate of the general partners. The increase in net income was partially offset due to the fact that in May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas to the tenant, in accordance with the purchase option under the lease agreement, for $800,000. This resulted in a loss to the joint venture of approximately $84,500 for financial reporting purposes. The increase in net income was also attributable to the fact that in conjunction with the sale of its Property in Paris, Texas, Wood-Ridge Real Estate Joint Venture received $200,000 in consideration for the Partnership releasing the tenant from its obligations under the lease.

         Operating expenses, including depreciation and amortization expense, were $555,192 and $427,280 for the six months ended June 30, 2001 and 2000, respectively, of which $224,782 and $190,303 were incurred for the quarters ended June 30, 2001 and 2000, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2001, compared to the quarter and six months ended June 30, 2000, was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses during the six months ended June 30, 2001, was partially attributable to an increase in the state taxes incurred by the Partnership due to changes in the tax laws of a state in which the Partnership conducts business.

         Operating expenses also increased during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, due to the fact that during the quarter and six months ended June 30, 2001 the Partnership recorded bad debt expense of approximately $29,100 and $46,900, respectively, related to the Property in Bartlesville, Oklahoma, due to financial difficulties the tenant was experiencing. The Partnership will pursue collection of these past due amounts and will record them as income if collected.

         The increase in operating expenses during the quarter and six months ended June 30 2001, was partially offset by the fact that during the quarter and six months ended June 30, 2000, the Partnership incurred $29,753 and $76,153, respectively, in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and six months ended June 30, 2001.

         As a result of the sale of the Property in Woodland Hills, California, as described above in "Capital Resources," the Partnership recorded a gain of $246,671 for financial reporting purposes during the quarter and six months ended June 30, 2001. No Properties were sold during the quarter and six months ended June 30, 2000.

         During the six months ended June 30, 2001, the Partnership recorded a provision for loss on assets in the amount of $288,684 for financial reporting purposes relating to the Property in Greer, South Carolina. The allowance represented the difference between the carrying value of the Property at March 31, 2001 and the net sales proceeds received from the sale of the Property in April 2001, as described above in "Capital Resources". During the quarter and six months ended June 30, 2000, the Partnership established a provision for loss on assets of its Property in Bartlesville, Oklahoma of $52,501. The allowance represented the difference between the carrying value and the estimated net realizable value at June 30, 2000.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the six months ended June 30, 2001, the Partnership accepted a promissory note in connection with the sale of a Property. The general partners believe that the estimated fair value of the mortgage note at June 30, 2001 approximated the outstanding principal amounts. The Partnership is exposed to equity loss in the event of changes in interest rates. The following table presents the expected cash flows of principal that are sensitive to these changes.

                                                                          Mortgage Note
                                                                            Fixed Rate
                                                                        -------------------

                        2001                                                      $     --
                        2002                                                       233,333
                        2003                                                            --
                        2004                                                            --
                        2005                                                            --
                        Thereafter                                                      --
                                                                        -------------------

                                                                               $   233,333
                                                                        ===================




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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith.)

     (b)  Reports on Form 8-K

      No reports on From 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of August, 2001.


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

     10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith.)