Form 10-Q
period 2001-09-30
CNL INCOME FUND XV LTD
filed 2001-11-13
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2001
   --------------------------------------------------------------------------

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


                            CNL Income Fund XV, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                         59-3198888
------------------------------------              ----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
------------------------------------              ----------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                                  ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                   Page


   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                1

                  Condensed Statements of Income                          2

                  Condensed Statements of Partners' Capital               3

                  Condensed Statements of Cash Flows                      4

                  Notes to Condensed Financial Statements                 5-8

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9-15

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                             15

Part II

   Other Information                                                      16-17

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                            September 30,           December 31,
                                                                                 2001                   2000
                                                                          -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, net                                  $ 21,538,908           $ 22,719,190
   Net investment in direct financing leases                                       4,828,092              6,105,701
   Investment in joint ventures                                                    4,363,311              3,307,718
   Mortgage note receivable                                                          249,173                     --
   Cash and cash equivalents                                                       1,732,044              1,257,447
   Certificate of deposit                                                            102,109                103,500
   Receivables, less allowance for doubtful
       accounts of $179,176 and $37,881, respectively                                    432                 75,750
   Due from related parties                                                           11,507                 33,878
   Prepaid expenses                                                                   16,401                 27,511
   Lease costs, less accumulated amortization of
       $5,019 and $3,426, respectively                                                16,220                 17,813
   Accrued rental income less allowance for doubtful
       accounts of $27,005 and $25,626, respectively                               1,856,413              1,817,150
                                                                          -------------------    -------------------

                                                                                $ 34,714,610           $ 35,465,658
                                                                          ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                               $    5,844             $   37,111
   Accrued and escrowed real estate taxes payable                                     34,871                 30,406
   Distributions payable                                                             800,000                800,000
   Due to related parties                                                             44,385                 21,224
   Rents paid in advance and deposits                                                 29,342                 82,787
   Deferred rental income                                                             13,877                 33,840
                                                                          -------------------    -------------------
       Total liabilities                                                             928,319              1,005,368

   Commitment (Note 8)

   Partners' capital                                                              33,786,291             34,460,290
                                                                          -------------------    -------------------

                                                                                $ 34,714,610           $ 35,465,658
                                                                          ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                    Quarter Ended                     Nine Months Ended
                                                                    September 30,                       September 30,
                                                                2001             2000               2001             2000
                                                            -------------    --------------     --------------   --------------
Revenues:
    Rental income from operating leases                        $ 628,999        $  654,702        $ 1,913,131      $ 1,959,724
    Earned income from direct financing leases                   113,397           164,409            365,829          479,946
    Interest and other income                                     21,648            20,000             70,126           75,147
                                                            -------------    --------------     --------------   --------------
                                                                 764,044           839,111          2,349,086        2,514,817
                                                            -------------    --------------     --------------   --------------

Expenses:
    General operating and administrative                          39,437            50,523            260,276          148,290
    Bad debt expense                                                  --                --             46,935               --
    Professional services                                          3,782            12,088             36,487           30,835
    Management fees to related party                               8,356             8,998             24,847           26,932
    Real estate taxes                                              6,600             6,838             16,366           22,012
    State and other taxes                                             --                --             61,212           35,848
    Depreciation and amortization                                 81,825            87,663            249,069          253,320
    Transaction costs                                                 --                --                 --           76,153
                                                            -------------    --------------     --------------   --------------
                                                                 140,000           166,110            695,192          593,390
                                                            -------------    --------------     --------------   --------------

Income Before Equity in Earnings of Joint Ventures,
    Gain on Sale of Assets and Provision for Loss on
    Assets                                                       624,044           673,001          1,653,894        1,921,427

Equity in Earnings of Joint Ventures                              99,801            83,658            337,959          215,361

Gain on Sale of Assets                                                --                --            246,671               --

Provision for Loss on Assets                                    (223,839 )              --           (512,523 )        (52,501 )
                                                            -------------    --------------     --------------   --------------

Net Income                                                     $ 500,006        $  756,659        $ 1,726,001      $ 2,084,287
                                                            =============    ==============     ==============   ==============

Allocation of Net Income:
    General partners                                              $   --           $    --            $    --          $    --
    Limited partners                                             500,006           756,659          1,726,001        2,084,287
                                                            -------------    --------------     --------------   --------------

                                                               $ 500,006        $  756,659        $ 1,726,001      $ 2,084,287
                                                            =============    ==============     ==============   ==============

Net Income Per Limited Partner Unit                             $   0.13         $    0.19          $    0.43        $    0.52
                                                            =============    ==============     ==============   ==============

Weighted Average Number of Limited
    Partner Units Outstanding                                  4,000,000         4,000,000          4,000,000        4,000,000
                                                            =============    ==============     ==============   ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                        Nine Months Ended            Year Ended
                                                                          September 30,             December 31,
                                                                               2001                     2000
                                                                     -------------------------   --------------------
General partners:
    Beginning balance                                                            $    174,788             $  174,788
    Net income                                                                             --                     --
                                                                     -------------------------   --------------------
                                                                                      174,788                174,788
                                                                     -------------------------   --------------------

Limited partners:
    Beginning balance                                                              34,285,502             34,861,087
    Net income                                                                      1,726,001              2,624,415
    Distributions ($0.60 and $0.80 per limited
       partner unit, respectively)                                                 (2,400,000 )           (3,200,000 )
                                                                     -------------------------   --------------------
                                                                                   33,611,503             34,285,502
                                                                     -------------------------   --------------------

Total partners' capital                                                         $  33,786,291           $ 34,460,290
                                                                     =========================   ====================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                  2001                2000
                                                                              --------------     ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                    $2,283,173          $2,472,192
                                                                              --------------     ---------------

    Cash Flows from Investing Activities:
       Additions to land and buildings on operating
          leases                                                                         --            (749,500 )
       Proceeds from sale of land and building                                    1,486,728             562,130
       Investment in joint venture                                               (1,521,169 )          (851,498 )
       Return of capital from joint venture                                         400,000                  --
       Collections on mortgage note receivable                                      225,865                  --
                                                                              --------------     ---------------
          Net cash provided by (used in) investing
              activities                                                            591,424          (1,038,868 )
                                                                              --------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (2,400,000 )        (2,400,000 )
                                                                              --------------     ---------------
          Net cash used in financing activities                                  (2,400,000 )        (2,400,000 )
                                                                              --------------     ---------------

Net Increase (Decrease) in Cash and Cash
    Equivalents                                                                     474,597            (966,676 )

Cash and Cash Equivalents at Beginning of Period                                  1,257,447           1,660,363
                                                                              --------------     ---------------

Cash and Cash Equivalents at End of Period                                       $1,732,044           $ 693,687
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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

4.       Net Investment in Direct Financing Leases:

         In April 2001, the Partnership sold its property in Greer, South Carolina to the tenant and received net sales proceeds of $700,000 (consisting of $233,000 in cash and $467,000 in the form of a promissory note) resulting in a loss of $288,684 for financial reporting purposes, which the Partnership recorded as a provision for loss on assets at March 31, 2001. The provision represented the difference between the carrying value of the net investment in the direct financing lease and the net sales proceeds received in April 2001.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


4.       Net Investment in Direct Financing Leases - Continued:

         At September 30, 2001, the Partnership recorded a provision of $223,839 for an impairment in the carrying value of the property in Bartlesville, Oklahoma, due to the fact that, the tenant of the property experienced financial difficulties (see Note 9). The provision represented the difference between the carrying value of the property at September 30, 2001 and the general partners' estimated net realizable value for the property.

5.       Investment in Joint Ventures:

         In April 2001, the Partnership used a portion of the net sales proceeds from the sale of its properties in Woodland Hills, California and Greer, South Carolina to acquire an interest in a Golden Corral property in Blue Springs, Missouri, as tenants-in-common, with CNL Income Fund XIII, Ltd., a Florida limited partnership, and an affiliate of the general partners. The Partnership acquired this interest from CNL BB Corp., an affiliate of the general partners (see Note 7). The Partnership accounts for its investment using the equity method since the Partnership shares control with an affiliate. As of September 30, 2001, the Partnership owned a 59% interest in this property.

         In May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its property in Paris, Texas to the tenant for $800,000, in accordance with the purchase option under the lease agreement. This resulted in a loss to the joint venture of approximately $84,500 for financial reporting purposes. In connection with the sale, the joint venture received $200,000 in lease termination income in consideration for the joint venture releasing the tenant from its obligations under the lease. As of September 30, 2001, the Partnership and the other joint venture partner each received approximately $400,000 representing a return of capital from the net sales proceeds.

         In August 2001, the Partnership used a portion of the amounts received as a return of capital, as described above, to enter into a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund VII, Ltd., a Florida limited partnership and affiliate of the general partners, to construct one restaurant property in Columbus, Georgia. As of September 30, 2001, the Partnership had contributed approximately $251,500 to purchase land and pay for its share of construction costs relating to the joint venture and has agreed to contribute additional amounts during 2001 for additional construction costs. The Partnership accounts for its investment using the equity method since the Partnership shares control with an affiliate. As of September 30, 2001, the Partnership owned a 31.25 percent interest in the profits and losses of the joint venture.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


5.       Investment in Joint Ventures - Continued:

         When  funding  is  complete,   the  Partnership   expects  to  have  an
         approximate 31.25 percent interest in the profits and losses of the joint venture.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at:

                                                                     September 30,           December 31,
                                                                         2001                    2000
                                                                ----------------------   ----------------------
             Land and buildings on operating leases, net                 $ 10,446,357            $   8,336,028
             Net investment in direct financing lease                         796,523                  805,673
             Cash                                                             104,485                  107,284
             Prepaid expenses                                                     148                      684
             Receivables                                                       39,989                    6,531
             Lease costs, less accumulated amortization                        15,261                   16,767
             Accrued rental income                                            316,287                  251,902
             Liabilities                                                      237,107                   44,218
             Partners' capital                                             11,481,943                9,480,651
             Revenues                                                         915,458                  984,548
             Lease termination income                                         200,000                       --
             Loss on sale of assets                                           (84,473)                      --
             Net income                                                       880,032                  815,718

         The Partnership recognized income totaling $337,959 and $215,361 during the nine months ended September 30, 2001 and 2000, respectively, from these joint ventures, of which $99,801 and $83,658, was earned during the quarters ended September 30, 2001 and 2000, respectively.

6.       Mortgage Note Receivable:

         In connection with the sale of its property in Greer, South Carolina in April 2001, the Partnership accepted a promissory note in the principal sum of $467,000, collateralized by a mortgage on the property. During the nine months ended September 30, 2001, the borrower made a payment of principal in the amount of $225,865 which was applied to the outstanding principal balance relating to this promissory note. The promissory note bears interest at a rate of ten percent per annum and remaining principal and interest payments are due by February 2002.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


7.       Related Party Transactions:

         During the nine months ended September 30, 2001, the Partnership and CNL Income Fund XIII, Ltd., as tenants-in-common, acquired an interest in a Golden Corral property from CNL BB Corp., an affiliate of the general partners, for a purchase price of approximately $2,152,000. CNL Income Fund XIII, Ltd., is a Florida limited partnership and an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership and CNL Income Fund XIII, Ltd., as tenants-in-common. The purchase price paid by the Partnership and CNL Income Fund XIII, Ltd., as tenants-in-common, represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

8.       Commitment:

         In August 2001, the Partnership entered into an agreement with an unrelated third party to sell the property in Altadena, California (see
         Note 9.)

9.       Subsequent Event:

         In October 2001, the Partnership sold its property in Altadena, California to an unrelated third party for $976,000 and received net sales proceeds of approximately $937,300 resulting in a gain of approximately $172,100 for financial reporting purposes.

         On October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection. In the two weeks prior to the filing, PRG closed 40 operating Black-eyed Pea units as well as 25 operating Denny's units. With these reductions, PRG now operates 44 Denny's units and 48 Black-eyed Pea units. PRG leases one Property from the Partnership. As of November 9, 2001, PRG had neither rejected nor affirmed the lease related to this Property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited Partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 48 Properties, which included interests in six Properties owned by a joint venture in which the Partnership is a co-venturer and three Properties owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,283,173 and $2,472,192 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in cash from operations for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was primarily a result of changes in income and expenses, as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the nine months ended September 30, 2001.

         In April 2001, the Partnership sold its Property in Greer, South Carolina and received net sales proceeds of $700,000 (consisting of $233,000 in cash and $467,000 in the form of a promissory note) resulting in a loss of $288,684 for financial reporting purposes, which the Partnership recorded as a provision for loss on assets at March 31, 2001. During the nine months ended September 30, 2001, the borrower made a payment of principal in the amount of $225,865 which was applied to the outstanding principal balance relating to this promissory note. The promissory note is collateralized by a mortgage on the Property, bears interest at a rate of ten percent per annum and principal and interest payments are due by February 2002. The Partnership used a portion of the cash received in net sales proceeds to acquire an interest in a Property in Blue Springs, Missouri, as described below.

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

         In April 2001, the Partnership reinvested the net sales proceeds from the sale of the two Properties described above in a Property in Blue Springs, Missouri, as tenants-in-common with CNL Income Fund XIII, Ltd., ("CNL XIII") a Florida limited partnership and an affiliate of the general partners. The Partnership and CNL XIII, as tenants-in-common, acquired this Property from CNL BB Corp., an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership and CNL XIII, as tenants-in-common. The purchase price paid by the Partnership and CNL XIII, as tenants-in-common, represented the costs incurred by the affiliate to acquire the Property, including closing costs. As of September 30, 2001, the Partnership owned a 59% interest in the profits and losses of the Property. The transaction relating to the sale of the Property in Woodland Hills, California and the reinvestment of the net sales proceeds was structured to qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         In May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50 percent interest, sold its Property in Paris, Texas to the tenant for $800,000, in accordance with the purchase option under the lease agreement. This resulted in a loss to the joint venture of approximately $84,500 for financial reporting purposes. In connection with the sale, the joint venture received $200,000 in lease termination income in consideration for the joint venture releasing the tenant from its obligations under the lease. As of September 30, 2001, the Partnership and the other joint venture partner each received approximately $400,000 representing a return of capital from the net sales proceeds.

         In August 2001, the Partnership used a portion of the amounts received as a return of capital, as described above, to enter into a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund VII, Ltd., a Florida limited partnership and affiliate of the general partners, to construct one restaurant Property in Columbus, Georgia. As of September 30, 2001, the Partnership had contributed approximately $251,500 to purchase land and pay for its share of construction costs relating to the joint venture and has agreed to contribute additional amounts during 2001 for additional construction costs. As of September 30, 2001, the Partnership owned a 31.25 percent interest in the profits and losses of the joint venture. When funding is complete, the Partnership expects to have an approximate 31.25 percent interest in the profits and losses of the joint venture.

         In August 2001, the Partnership entered into an agreement with an unrelated third party to sell its Property in Altadena, California. In October 2001, the Partnership sold the Property for $976,200 and received sales proceeds of approximately $937,300 resulting in a gain of approximately $172,100 for financial reporting purposes, which will be recognized in the fourth quarter. The Partnership intends to reinvest the proceeds received from the sale in an additional Property. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property and the reinvestment of the proceeds will qualify as a like-kind exchange transaction for federal income tax purposes. The Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale. On October 31, 2001, Phoenix Restaurant Group, Inc. and its Subsidiaries (collectively referred to as "PRG"), a tenant of the Partnership, filed for Chapter 11 bankruptcy protection. In the two weeks prior to the filing, PRG closed 40 operating Black-eyed Pea units as well as 25 operating Denny's units. With these reductions, PRG now operates 44 Denny's units and 48 Black-eyed Pea units. Since future store closings may occur, the general partners will continue to evaluate the Property in the Partnership's portfolio that PRG is continuing to operate as of November 9, 2001. If the lease is rejected, the lost revenues resulting from the rejected lease will have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease or sell the Property in a timely manner.

         Currently, cash reserves, rental income from the Partnership's Properties, any net sales proceeds and any amounts collected from the promissory note are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to invest in an additional Property, to pay Partnership expenses or to make distributions to the partners. At September 30, 2001, the Partnership had $1,732,044 invested in such short-term investments, as compared to $1,257,447 at December 31, 2000. The increase in cash and cash equivalents at September 30, 2001 as compared to December 31, 2000 was partially attributable to the Partnership receiving approximately $400,000 as a return of capital from Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, as a result of the joint venture receiving net sales proceeds from the sale of its Property in Paris, Texas. The Partnership reinvested a portion of these amounts received in a joint venture arrangement, as described above. The increase was also attributable to the Partnership receiving $233,000 in net sales proceeds related to the sale of the Partnership's Property in Greer, South Carolina and also receiving a principal payment of $225,865, as described above. The funds remaining at September 30, 2001, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current cash from operations, the Partnership declared distributions to limited partners of $2,400,000 for each of the nine months ended September 30, 2001 and 2000 ($800,000 for each of the quarters ended September 30, 2001 and 2000). This represents distributions of $0.60 per unit for each of the nine months ended September 30, 2001 and 2000 ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2001 and 2000. No amounts distributed to the limited partners for nine months ended September 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $928,319 at September 30, 2001, from $1,005,368 at December 31, 2000, primarily as a result of a decrease in rents paid in advance and deposits and deferred rental income at September 30, 2001 as compared to December 31, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 2000, the Partnership owned and leased 41 wholly owned Properties (including one Property sold in January
2000) and during the nine months ended September 30, 2001, the Partnership owned and leased 40 wholly owned Properties (which included two Properties sold in April 2001) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership earned $2,278,960 and $2,439,670, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $742,396 and $819,111 of which were earned during the quarters ended September 30, 2001 and 2000, respectively. The decrease in rental and earned income during the quarter and nine months ended September 30, 2001, as compared to quarter and nine months ended September 30, 2000, was partially due to the fact that the Partnership sold its Properties in Woodland Hills, California and Greer, South Carolina in April 2001. The Partnership reinvested the proceeds from the sale of these Properties in a Property in Blue Springs, Missouri, as tenants-in-common with CNL Income Fund XIII, Ltd., a Florida limited partnership, and an affiliate of the general partners. As a result of this reinvestment, rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase.

         The decrease in rental and earned income during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was also partially due to the fact that rental and earned income decreased approximately $10,600 and $57,600, respectively, due to the fact that during the quarter and nine months ended September 30, 2001, the Partnership increased its allowance for doubtful accounts for past due rental amounts relating to the Property in Bartlesville, Oklahoma due to the fact that PRG, the tenant of the Property, experienced financial difficulties. In October 2001, PRG filed for bankruptcy, as described above in "Capital Resources." The general partners will continue to pursue collection of past due rental amounts relating to this Property.

         In addition, in 1998, Long John Silver's, Inc. filed for bankruptcy, rejected the leases relating to four of the eight Properties it leased and ceased making rental payments to the Partnership. Subsequently, two of the four Properties with rejected leases were sold and one was re-leased to a new tenant. As of September 30, 2001, the remaining Property whose lease was rejected remained vacant. The general partners are currently seeking either a new tenant or purchaser for the vacant Property. The Partnership will not recognize any rental and earned income from this vacant Property until a new tenant for this Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from this Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease the Property in a timely manner. In 1999, Long John Silver's, Inc. assumed and affirmed its four remaining leases and the Partnership has continued to receive rental payments relating to these four leases. The decrease in rental and earned income during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially attributable to the fact that during 2000, the Partnership received approximately $73,700 in bankruptcy proceeds relating to the Properties whose leases were rejected in 1998, as described above. No such proceeds were received during the nine months ended September 30, 2001.

         The decrease in rental and earned income during the nine months ended September 30, 2001, was partially offset by the fact that during the nine months ended September 30, 2000, the Partnership established an allowance for doubtful accounts of approximately $9,100 for past due rental amounts relating to the Property in Huntsville, Texas in accordance with the Partnership's collection policy. No such allowance was recorded during the nine months ended September 30, 2001. The Partnership subsequently collected and recognized these amounts as income. The decrease in rental and earned income during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was also partially offset by an increase in rental income of approximately $73,000 relating to the Property in Mentor, Ohio which was placed in service in April 2000.

         For the quarter ended September 30, 2000, the Partnership also owned and leased seven Properties indirectly through joint venture arrangements and two Properties as tenants-in-common with affiliates of the general partners. During the nine months ended September 30, 2001, the Partnership owned and leased seven Properties (including one Property which was sold in 2001) through joint venture arrangements and owned and leased three Properties indirectly through tenancy in common arrangements. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership earned $337,959 and $215,361, respectively, $99,801 and $83,658 of which was earned during the quarters ended September 30, 2001 and 2000, respectively, attributable to net income earned by these joint ventures. The increase in net income during the quarter and nine months ended September 30, 2001 as compared to the quarter and nine months ended September 30, 2000, was partially attributable to the fact that in April 2001, the Partnership used a portion of the net sales proceeds received from the sale of two Properties and a portion of the proceeds received as a return of capital from Wood-Ridge Real Estate Joint Venture in a Property, as tenants-in-common, and a joint venture arrangement, as described above in "Capital Resources." The increase in net income earned by these joint ventures during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially due to the fact that in June 2000, the Partnership reinvested the net sales proceeds from the 2000 sale of its Property in Lexington, North Carolina in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XVI, Ltd., and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the general partners.

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

         Operating expenses, including depreciation and amortization expense, were $695,192 and $593,390 for the nine months ended September 30, 2001 and 2000, respectively, of which $140,000 and $166,110 were incurred for the quarters ended September 30, 2001 and 2000, respectively. The increase in operating expenses during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses during the nine months ended September 30, 2001, was partially attributable to an increase in the state taxes incurred by the Partnership due to changes in the tax laws of a state in which the Partnership conducts business.

         Operating expenses also increased during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to the fact that during the nine months ended September 30, 2001 the Partnership recorded bad debt expense of approximately $46,900 related to the Property in Bartlesville, Oklahoma, due to financial difficulties that PRG, the tenant, was experiencing. In October 2001, PRG filed for bankruptcy, as described above in "Capital Resources". The Partnership will pursue collection of these past due amounts.

         The increase in operating expenses during the nine months ended September 30, 2001 was partially offset by the fact that during the nine months ended September 30, 2000, the Partnership incurred $76,153 in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and nine months ended September 30, 2001.

         As a result of the sale of the Property in Woodland Hills, California, as described above in "Capital Resources," the Partnership recorded a gain of $246,671 for financial reporting purposes during the nine months ended September 30, 2001. No Properties were sold during the nine months ended September 30, 2000.

         During the nine months ended September 30, 2001, the Partnership recorded a provision for loss on assets in the amount of $288,684 for financial reporting purposes relating to the Property in Greer, South Carolina. The provision represented the difference between the carrying value of the Property at March 31, 2001 and the net sales proceeds received from the sale of the Property in April 2001, as described above in "Capital Resources." In addition, during the quarter and nine months ended September 30, 2001, the Partnership increased its provision for loss on assets related to the Property in Bartlesville, Oklahoma by $223,839. PRG, the tenant, experienced financial difficulties and filed for bankruptcy, as described above. During the nine months ended September 30, 2000, the Partnership had established a provision for loss on assets for this Property of $52,501. The provision represented the difference between the carrying value and the general partners' estimated net realizable value at September 30, 2001 and 2000, respectively.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         During the nine months ended September 30, 2001, the Partnership accepted a promissory note in connection with the sale of a Property. The general partners believe that the estimated fair value of the mortgage note at September 30, 2001 approximated the outstanding principal amounts. The Partnership is exposed to equity loss in the event of changes in interest rates. The following table presents the expected cash flows of principal that are sensitive to these changes.

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

              10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 7, 2001 and incorporated herein by reference.)

              (b)    Reports on Form 8-K

                     No reports on From 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of November, 2001.


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