Form 10-K
period 2001-12-31
CNL INCOME FUND XV LTD
filed 2002-03-29
CIK 913057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

         During the year ended December 31, 1995, the tenant of two Checkers Properties in Knoxville, Tennessee, and one Checkers Property in Leavenworth, Kansas, which consisted of land only, exercised its option in accordance with the lease agreements to substitute other Properties for these three Properties. The Partnership sold the two Properties in Knoxville, Tennessee, and the Property in Leavenworth, Kansas, and used the net sales proceeds to acquire two Checkers Properties, consisting of land only, located in Orlando and Bradenton, Florida. During the year ended December 31, 1996, the Partnership acquired a Property in Clinton, North Carolina, with affiliates of the General Partners as tenants-in-common. In addition, during the year ended December 31, 1996, Wood-Ridge Real Estate Joint Venture, a joint venture in which the Partnership is a co-venturer with an affiliate of the General Partners, sold its two Properties to the tenant. The joint venture reinvested the net sales proceeds in four Boston Market Properties (one of which consisted of only land) and one Golden Corral Property during 1996 and a Taco Bell Property in Anniston, Alabama during 1997. In addition, during 1998, the Partnership acquired a Property in Fort Myers, Florida, with an affiliate of the General Partners, as tenants-in-common. During the year ended December 31, 1999, the Partnership sold a Property in Gastonia, North Carolina and used a portion of the net sales proceeds to invest in a joint venture arrangement, Duluth Joint Venture, with affiliates of the General Partners, to construct and hold one Property. During the year ended December 31, 2000, the Partnership sold its interest in Duluth Joint Venture to an affiliate of the General Partners. In addition, during 2000, the Partnership sold a Property in Lexington, North Carolina and used the net sales proceeds to invest in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with affiliates of the General Partners, to purchase and hold one Property. During the year ended December 31, 2001, the Partnership sold its Property in Greer, South Carolina and accepted a promissory note in the principal sum of $467,000 which the Partnership collected in its entirety during 2001. In addition, during 2001, the Partnership sold its Properties in Woodland Hills and Altadena, California. The Partnership used the net sales proceeds from the sales of these Properties, a portion of the net sales from the sale of the Property in Greer, South Carolina, and a portion of the amount received from the promissory note, to invest in a Property in Blue Springs, Missouri with CNL Income Fund XIII, Ltd., an affiliate of the General Partners as tenants-in-common and to invest in a Property in Houston, Texas. In addition, during 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas. The Partnership and the other joint venture partner each received $400,000 representing a return of capital from the net sales proceeds and used the proceeds to invest in a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with an affiliate of the General Partners to construct and hold one Property.

         As a result of the above transactions, as of December 31, 2001, the Partnership owned 48 Properties. The Partnership owned 38 Properties directly which include 14 wholly owned Properties consisting of only land, and held interests in seven Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common. The lessee of the 14 wholly owned Properties consisting of only land owns the buildings currently on the land and has the right, if not in default under the leases, to remove the buildings from the land at the end of the lease terms. In February 2002, the Partnership sold its Property in Redlands, California to an unrelated third party. Generally, the Properties are generally leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures, in which the Partnership is a co-venturer and the Properties owned with affiliates as tenants-in-common, provide for initial terms ranging from 10 to 20 years (the average being 18 years) and expire between 2009 and 2022. Generally, the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $26,900 to $296,600. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth or ninth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 41 of the Partnership's 48 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         In addition, in August 1999, the lease relating to the Long John Silver's Property in Albuquerque, New Mexico was amended to provide rent deferrals. The rent deferrals were payable by the tenant beginning in August 2001.

         In April 2001, the Partnership invested a portion of the net sales proceeds from the sale of the Property in Greer, South Carolina and the net sales proceeds from the sale of the Property in Woodland Hills, California in a Property in Blue Springs, Missouri, as tenants-in-common with CNL Income Fund XIII, Ltd., to purchase and hold one restaurant Property. In August 2001, the Partnership invested in a joint venture arrangement, CNL VII, XV Columbus Joint Venture with CNL Income Fund VII, Ltd. to construct and hold one restaurant Property. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the General Partners. In December 2001, the Partnership invested a portion of the net sales proceeds from the sale of the Property in Greer, South Carolina and the proceeds from the sale of the Property in Altadena, California in a Property in Houston, Texas. The lease terms for these Properties are substantially the same as the Partnerships other leases, as described above.

Major Tenants

         During 2001, three lessees of the Partnership, Flagstar Enterprises, Inc., Checkers Drive-In Restaurants, Inc., and Golden Corral Corporation, each contributed more than 10% of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of rental and earned income from Properties owned by joint ventures and Properties owned with affiliates as tenants-in-common). As of December 31, 2001, Flagstar Enterprises, Inc. was the lessee under leases relating to seven restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 14 restaurants and Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than 10% of the Partnership's total rental income in 2002. In addition, four Restaurant Chains, Hardee's, Checker's, Long John Silver's, and Golden Corral, each accounted for more than 10% of the Partnership's total rental income during 2001 (including the Partnership's share of rental income from Properties owned by joint ventures and Properties owned with affiliates as tenants-in-common). In 2002, it is anticipated that these four Restaurant chains each will continue to account for more than 10% of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         In August 1994, the Partnership entered into a joint venture arrangement, Wood-Ridge Real Estate Joint Venture with CNL Income Fund XIV, Ltd., to purchase and hold two Properties. In September 1996, Wood-Ridge Real Estate Joint Venture sold its two Properties to the tenant and as of December 31, 1997, had reinvested the majority of the net sales proceeds in six replacement Properties. The joint venture distributed the remaining net sales proceeds to the Partnership and its co-venture partner on a pro rata basis during 1997. In addition, in December 1999, the Partnership entered into a joint venture arrangement, Duluth Joint Venture, with CNL Income Fund V, Ltd., CNL Income Fund VII, Ltd., and CNL Income Fund XIV, Ltd., to construct and hold one restaurant Property. In October 2000, the Partnership sold its 33% interest in Duluth Joint Venture, to CNL Income Fund VII, Ltd. In June 2000, the Partnership entered into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XVI, Ltd. and CNL Income Fund XVIII, Ltd. to purchase and hold one restaurant Property. In August 2001, the Partnership entered into a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund VII, Ltd. Each of the CNL Income Funds is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida.

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in accordance with their respective percentage interests in the joint venture. The Partnership holds a 50%, a 23.62% and a 31.25%interest in the profits and losses of Wood-Ridge Real Estate Joint Venture, TGIF Pittsburgh Joint Venture and CNL VII, XV Columbus Joint Venture, respectively. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

         Wood-Ridge Real Estate Joint Venture, TGIF Pittsburgh Joint Venture and CNL VII, XV Columbus Joint Venture each have an initial term of 30 years. After the expiration of the initial terms, each joint venture continues in existence from year to year unless terminated at the option of any of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture, unless by mutual agreement of the Partnership and its joint venture partners to reinvest the sales proceeds in replacement Properties, and by mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

         The Partnership shares management control equally with affiliates of the General Partners for Wood-Ridge Real Estate Joint Venture, TGIF Pittsburgh Joint Venture and CNL VII, XV Columbus Joint Venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

         Net cash flow from operations of the joint ventures is distributed to the partners in accordance with their respective percentage interests. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In May 2001, Wood-Ridge Real Estate Joint Venture in which the Partnership owns a 50% interest, sold one of its Properties to the tenant in accordance with the purchase option under the lease agreement and distributed the net sales proceeds to each co-venturer as a return of capital.

         In addition to the above joint venture agreements, the Partnership entered into an agreement to hold a Golden Corral Property in Clinton, North Carolina, as tenants-in-common, with CNL Income Fund IV, Ltd., CNL Income Fund VI, Ltd., and CNL Income Fund X, Ltd., affiliates of the General Partners. In addition, the Partnership entered into an additional agreement to hold a Bennigan's Property in Fort Myers, Florida, as tenants-in-common, with CNL Income Fund VI, Ltd., an affiliate of the General Partners. The agreements provide for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each party's percentage interest. The Partnership owns a 16% and a 15% interest, respectively, in these Properties.

         In April 2001, the Partnership entered into an agreement to hold a Golden Corral Property in Blue Springs, Missouri, as tenants-in-common with CNL Income Fund XIII, Ltd., an affiliate of the General Partners. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property in proportion to each co-tenants's percentage interest. The Partnership owns a 59% interest in this Property.

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

Certain Management Services

         CNL APF Partners, LP, an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL APF Partners, LP (the "Advisor") is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

         During 2000, CNL Fund Advisors, Inc., assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL APF Partners, LP. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2001, the Partnership owned 48 Properties. Of the 48 Properties, 38 are owned by the Partnership in fee simple, seven are owned through three joint venture arrangements and three are owned through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 15,600 to 137,700 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2001.

          State                                  Number of Properties
          -----                                  --------------------

          Alabama                                            1
          California                                         1
          Florida                                           10
          Georgia                                            4
          Kentucky                                           1
          Minnesota                                          1
          Mississippi                                        1
          Missouri                                           2
          New Jersey                                         1
          New Mexico                                         1
          North Carolina                                     4
          Ohio                                               2
          Oklahoma                                           2
          Pennsylvania                                       3
          South Carolina                                     4
          Tennessee                                          4
          Texas                                              4
          Virginia                                           2
                                                        -------
          TOTAL PROPERTIES                                  48
                                                        =======

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the 14 Checkers Properties owned by the Partnership are owned by the tenants. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,100 to 11,000 square feet. All buildings on the Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. Depreciation expense is computed for buildings and improvements using the straight-line method using depreciable lives of 40 years for federal income tax purposes.

         As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Properties owned through tenancy in common arrangements) for federal income tax purposes was $45,122,373 and $12,142,818, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by Restaurant Chain.

               Restaurant Chain                         Number of Properties
               ----------------                         --------------------

                Bennigan's                                         2
                Boston Market                                      2
                Checkers                                          14
                Denny's                                            2
                Golden Corral                                      5
                Hardee's                                           7
                Jack in the Box                                    2
                Japan Express                                      1
                Long John Silver's                                 6
                Sonny's Bar-B-Q                                    1
                TGI Fridays                                        1
                Taco Bell                                          1
                Taco Cabana                                        1
                Wendy's                                            1
                Other                                              2
                                                              -------
                TOTAL PROPERTIES                                  48
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

         At December 31, 2001, 2000, 1999, and 1998, the Properties were 98%, 92%, 98% and 88% occupied, respectively. At December 31, 1997, all of the Properties were occupied. The following is a schedule of the average rent per Property for the years ended December 31:

                                      2001              2000             1999              1998              1997
                                 --------------    -------------    --------------    -------------     -------------

Rental Income (1)(2)                $ 3,528,678     $ 3,555,125        $3,568,289       $3,461,756        $3,906,700
Properties (2)                               47              48                50               50                49
Average Per Property                 $   75,078       $  74,065          $ 71,366         $ 69,235          $ 79,729


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

         The following is a schedule of lease expirations for leases in place as of December 31, 2001 for the next ten years and thereafter.

                                                                  Percentage of
                            Number          Annual Rental         Gross Annual
  Expiration Year         of Leases            Revenues           Rental Income
--------------------    --------------    -----------------    -----------------

    2002                         --            $      --                    --
    2003                         --                   --                    --
    2004                         --                   --                    --
    2005                         --                   --                    --
    2006                         --                   --                    --
    2007                         --                   --                    --
    2008                         --                   --                    --
    2009                          5              569,231                15.84%
    2010                         --                   --                    --
    2011                          4              170,611                 4.75%
    Thereafter                   37            2,853,588                79.41%
                        ------------     ----------------      ----------------
    Total (1)                    46        $   3,593,430               100.00%
                        ============     ================      ================


(1) Excludes one Property which was vacant at December 31, 2001 and one Property which was sold in February 2002.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2001 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Flagstar Enterprises, Inc. leases seven Hardee's restaurants. The initial term of each lease is 20 years (expiring in 2014) and the average minimum base annual rent is approximately $81,102 (ranging from approximately $62,900 to $99,514).

         Checkers Drive-In Restaurants, Inc. leases 14 Checkers Drive-In Restaurants ("Checkers"). The initial term of each of its leases is 20 years (expiring between 2014 and 2015) and the average minimum base annual rent is approximately $51,200 (ranging from approximately $26,900 to $75,400). The leases for the 14 Checkers Properties consist of only land. The tenant owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease term.

         Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2009 and 2015) and the average minimum base annual rent is approximately $161,060 (ranging from approximately $88,000 to $228,500).


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

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2002 there were 2,703 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2001, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2001, the price paid for any Unit transferred pursuant to the Plan ranged from $8.29 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2001 and 2000 other than pursuant to the Plan, net of commissions.

                                       2001 (1)                                2000 (1)
                         -------------------------------------    -----------------------------------
                            High         Low          Average        High         Low         Average
                         ---------    ---------    -----------    ---------    --------    ----------
 First Quarter             $10.00        $6.24         $ 9.13        $8.01      $ 7.34        $ 7.54
 Second Quarter              6.66         6.00           6.52         8.50        6.12          7.31
 Third Quarter               6.10         4.73           5.77         7.29        7.22          7.23
 Fourth Quarter              6.89         6.11           6.57         6.83        6.65          6.77

(1) A total of 29,170 and 24,533 Units were transferred other than pursuant to the Plan for the years ended December 31, 2001 and 2000, respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2001 and 2000, the Partnership declared cash distributions of $3,200,000 to the Limited Partners. Distributions of $800,000 were declared to the Limited Partners at the close of each of the Partnership's calendar quarters during 2001 and 2000. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to the Limited Partners for the years ended December 31, 2001 and 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.

Item 6.  Selected Financial Data

                                       2001             2000            1999            1998             1997
                                    --------------  -------------- --------------- ---------------- ---------------
Year ended December 31:
   Revenues (1)                       $  3,572,335    $ 3,706,098     $ 3,998,726      $ 2,721,671     $ 3,908,014
   Net income (2)                        2,640,201      2,624,415       2,769,975        2,642,497       3,434,905
   Cash distributions declared (3)       3,200,000      3,200,000       3,200,000        3,400,000       3,200,000
   Net income per Unit (2)                    0.66           0.66            0.69             0.65            0.85
   Cash distributions declared
     per unit                                 0.80           0.80            0.80             0.85            0.80

At December 31:
   Total assets                      $  34,832,208   $ 35,465,658    $ 36,073,980     $ 36,356,904     $37,045,723
   Partners' capital                    33,900,491     34,460,290      35,035,875       35,465,900      36,223,403

(1) Revenues include equity in earnings of joint ventures. In addition, revenues for the year ended December 31, 1999, also includes lease termination income of $450,000 recognized by the Partnership in connection with consideration the Partnership received for releasing a former tenant from its obligation under the terms of its lease.

(2) Net income for the years ended December 31, 2001 and 2000, includes $418,754 and $38,003, respectively, from gain on sale of assets. Net income for the year ended December 31, 1999, includes $165,503 from loss on sale of assets. Net income for the years ended December 31, 2001, 2000, 1999 and 1998 includes $512,523, $446,975, $258,995 and
         $531,538, respectively, from provision for write-down of assets.

(3) Distributions for the year ended December 31, 1998, include a special distribution to the Limited Partners of $200,000 which represented cumulative excess operating reserves.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2001, the Partnership owned 38 Properties directly and held interests in ten Properties either through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital is cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,097,228, $3,325,920, and $2,943,295, for the years ended December 31, 2001,
2000 and 1999, respectively. The decrease in cash from operations during 2001 as compared to 2000 and the increase during 2000 as compared to 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the years ended December 31, 2001, 2000 and 1999.

         In November 1999, the Partnership sold its Property in Gastonia, North Carolina to an unrelated third party for $672,630 and received net sales proceeds of $631,304, resulting in a loss of $165,503. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale. In December 1999, the Partnership reinvested a portion of the net sales proceeds from the sale in a joint venture arrangement, Duluth Joint Venture, with CNL Income Fund V, Ltd., CNL Income Fund VII, Ltd., and CNL Income Fund XIV, Ltd., each of which is a Florida limited partnership and an affiliate of the General Partners, to construct and hold one restaurant Property. During 2000 and 1999, the Partnership contributed $252,591 and $357,441, respectively, to Duluth Joint Venture to pay for construction costs. In October 2000, the Partnership sold its 33% interest in Duluth Joint Venture, to CNL Income Fund VII, Ltd. for $610,032. The proceeds from the sale exceeded the basis of the interest in this joint venture resulting in a gain of $38,003, as described below in "Results of Operations." The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes at a level reasonably assumed by the General Partners, resulting from the sale.

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

         In January 2000, the Partnership sold its Property in Lexington, North Carolina, for $599,500 and received net sales proceeds of $562,130, resulting in a loss of $88,869, which the Partnership recorded at December 31, 1999, as described below in "Results of Operations." In June 2000, the Partnership used the net sales proceeds received from the sale of this Property to enter into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XVI, Ltd., and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the General Partners, to purchase and hold one restaurant Property in Homestead, Pennsylvania. As of December 31, 2001, the Partnership owned a 23.62% interest in the profits and losses of the joint venture.

         In April 2001, the Partnership sold its Property in Greer, South Carolina and received net sales proceeds of $700,000 (consisting of $233,000 in cash and $467,000 in the form of a promissory note) resulting in a loss of $288,684, which the Partnership had recorded as a provision for write-down of assets at March 31, 2001. The promissory note, collateralized by a mortgage on the Property, bore interest at a rate of 10% per annum. The Partnership collected the outstanding principal and interest during 2001. The Partnership used a portion of the net sales proceeds to acquire an interest in a Property in Blue Springs, Missouri, as described below.

         In addition, in April 2001, the Partnership sold its Property in Woodland Hills, California to an unrelated third party for approximately $1,292,200 and received net sales proceeds of approximately $1,253,700 resulting in a gain of approximately $246,700. The Partnership used the net sales proceeds to acquire an interest in a Property in Blue Springs, Missouri, as described below.

         In April 2001, the Partnership reinvested the net sales proceeds from the sale of the two Properties described above in a Property in Blue Springs, Missouri, as tenants-in-common with CNL Income Fund XIII, Ltd., ("CNL XIII") a Florida limited partnership and an affiliate of the General Partners. The Partnership and CNL XIII, as tenants-in-common, acquired this Property from CNL BB Corp., an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership and CNL XIII, as tenants-in-common. The purchase price paid by the Partnership and CNL XIII, as tenants-in-common, represented the costs incurred by the affiliate to acquire the Property, including closing costs. As of December 31, 2001, the Partnership had contributed approximately $1,269,700 and owned a 59% interest in the profits and losses of the Property. The transaction relating to the sale of the Property in Woodland Hills, California and the reinvestment of the net sales proceeds was structured to qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership distributed amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         In May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas to the tenant for $800,000, in accordance with the purchase option under the lease agreement. The sale resulted in a loss to the joint venture of approximately $84,500. In connection with the sale, the joint venture received $200,000 in lease termination income in consideration for the joint venture releasing the tenant from its obligations under the lease. As of December 31, 2001, the Partnership and the other joint venture partner had each received approximately $400,000 representing a return of capital from the net sales proceeds.

         In August 2001, the Partnership used a portion of the amounts received as a return of capital, as described above, to enter into a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund VII, Ltd., a Florida limited partnership and affiliate of the General Partners, to construct one restaurant Property in Columbus, Georgia. As of December 31, 2001, the Partnership had contributed approximately $466,100 to purchase land and pay for its share of construction costs relating to the joint venture and has agreed to contribute additional amounts during 2002 for additional construction costs. As of December 31, 2001, the Partnership owned a 31.25% interest in the profits and losses of the joint venture.

         In October 2001, the Partnership sold its Property in Altadena, California for $976,200 and received sales proceeds of approximately $937,300 resulting in a gain of approximately $172,100. In December 2001, the Partnership reinvested the net sales proceeds received from the sale in a Property in Houston, Texas. The Partnership acquired this Property from CNL Funding 2001-A, LP, an affiliate of the General Partners. The transaction, or a portion thereof, relating to the sale of the Property and the reinvestment of the proceeds qualified as a like-kind exchange transaction for federal income tax purposes. The Partnership distributed amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         None of the Properties owned by the Partnership, or the joint ventures or tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to 3% of the aggregate adjusted tax basis of its Properties. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         In February 2002, the Partnership sold its Property in Redlands, California to an unrelated third party. The Partnership intends to reinvest the net sales proceeds received in an additional Property.

         Currently, cash reserves, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, make distributions to partners or reinvest in additional Properties. At December 31, 2001, the Partnership had $1,364,847 invested in such short-term investments as compared to $1,360,947 at December 31, 2000. As of December 31, 2001, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 3.1% annually. The funds remaining at December 31, 2001, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operations, the Partnership declared distributions to the Limited Partners of $3,200,000 for the years ended December 31, 2001, 2000 and 1999. This represents distributions of $0.80 for each of the years ended December 31, 2001, 2000 and 1999. No distributions were made to the General Partners for the years ended December 31, 2001, 2000, and 1999. No amounts distributed to the Limited Partners for the years ended December 31, 2001, 2000 or 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

         As of December 31, 2001 and 2000, the Partnership owed $20,970 and $21,224, respectively, to related parties for accounting and administrative services and management fees. As of March 15, 2002, the Partnership had reimbursed the affiliates all such amounts. Other liabilities, including distributions payable, decreased to $910,747 at December 31, 2001, from $984,144 at December 31, 2000 primarily as a result of a decrease in accounts payable, deferred rental income, and rents paid in advance and deposits. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

         The Partnership accounts for its unconsolidated joint ventures using the equity method of accounting. Under generally accepted accounting principles, the equity method of accounting is appropriate for entities that are partially owned by the Partnership, but for which operations of the investee are shared with other partners. The Partnership's joint venture agreements require the consent of all partners on all key decisions affecting the operations of the underlying Property.

         Management reviews its Properties and investments in unconsolidated entities periodically (no less than once per year) for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

Results of Operations

         The Partnership owned and leased 41 wholly owned Properties during 2001 and 2000 (including three Properties which were sold in 2001 and one Property which was sold in January 2000) and during 1999, the Partnership owned and leased 42 wholly owned properties (including one Property which was sold in November 1999). During 1999, the Partnership owned and leased two Properties with affiliates as tenants-in-common, was a co-venturer in one joint venture that owned and leased six Properties, and was a co-venturer in an additional joint venture that owned and leased one Property. During 2000, the Partnership sold its interest in one of its joint ventures that owned and leased one Property, and was a co-venturer in an additional joint venture that owned and leased one Property. During 2001, the Partnership owned and leased three Properties with affiliates as tenants-in-common, and was a co-venturer in an additional joint venture that owned and lease one Property. As of December 31, 2001, the Partnership owned, either directly or through joint venture or tenancy in common arrangements, 48 Properties, which are generally subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $26,900 to $296,600. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally from the sixth or the ninth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2001, 2000 and 1999, the Partnership earned $3,034,244, $3,285,081, and $3,206,290, respectively, in rental income from operating leases and earned income from direct financing leases from Properties wholly owned by the Partnership. Rental and earned income were impacted in each of the years presented due to the fact that in June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to four of the eight Properties it leased. As a result, this tenant ceased making rental payments on the four rejected leases, causing a decrease in rental and earned income. The Partnership has continued receiving rental payments relating to the leases not rejected by the tenant. In May 1999, the Partnership re-leased one of the Properties with a rejected lease and rental payments commenced in July 1999 which caused an increase in rental and earned income during 2000. In each of November 1999 and January 2000, the Partnership sold one Property with a rejected lease to a third party. The Partnership will not recognize rental and earned income from the remaining Property until a new tenant is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. In August 1999, Long John Silver's, Inc. assumed and affirmed its four remaining leases and the Partnership has continued to receive rental payments relating to these four leases. The decrease in rental and earned income during 2001, as compared to 2000, was partially due to the fact that during the year ended December 31, 2000, the Partnership received approximately $99,100 in bankruptcy proceeds relating to the Properties whose leases were rejected. The lost revenues resulting from the one remaining lease that was rejected, as described above, could have an adverse affect on the results of operations of the Partnership if the Partnership is unable to re-lease this Property in a timely manner.

         In addition, the decrease in rental and earned income during 2001, as compared to 2000, was partially due to the fact that the Partnership sold its Properties in Greer, South Carolina, and Woodland Hills and Altadena, California. The Partnership reinvested the proceeds from the sale of these Properties in a Property in Blue Springs, Missouri, as tenants-in-common with an affiliate of the General Partners and in a joint venture arrangement, CNL VII, XV Columbus Joint Venture with an affiliate of the General Partners. As a result of this reinvestment, rental and earned income are expected to remain at reduced amounts while equity in earnings of joint ventures is expected to increase.

         In addition, rental and earned income decreased during 2001 as compared to 2000, due to the fact that PRG, the tenant of one of the Partnership's Properties, experienced financial difficulties during 2000, ceased making rental payments to the Partnership, and in October 2001, filed for bankruptcy. As a result, the Partnership stopped recording rental revenue relating to this Property. The Partnership will not recognize any rental and earned income from this Property until the Property is re-leased or the Property is sold and the proceeds are reinvested in an additional Property. The General Partners are currently seeking a replacement tenant or purchaser for this Property. While the tenant has neither rejected or affirmed the lease, there can be no assurance that the lease will not be rejected in the future. The lost revenues resulting from the possible rejection of the lease could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease or sell the Property in a timely manner.

         The increase in rental and earned income during 2000, as compared to 1999, was partially offset by the fact that the Partnership established an allowance for doubtful accounts of approximately $25,700 for past due rental amounts relating to the Properties in Huntsville, Texas and Bartlesville, Oklahoma, in accordance with the Partnership's collection policy. The Partnership subsequently collected the amounts relating to the Property in Huntsville, Texas and recognized these amounts as income. The General Partners are continuing to pursue collection of the amounts related to the Property in Bartlesville, Oklahoma and will recognize such amounts as income if collected. No such allowance was recorded in 1999.

         In December 1999, the Partnership terminated the lease with the tenant of the Property in Mentor, Ohio. In connection therewith, during 1999, the Partnership received $450,000 as a lease termination fee from the former tenant in consideration for the Partnership releasing the tenant from its obligation under the terms of the lease. In December 1999, the Partnership re-leased the Property to a new tenant, and renovated the Property into a Bennigan's restaurant, as described above in "Capital Resources," for which rental payments commenced in May 2000.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership also earned $23,529, $28,165, and $40,959, respectively, in contingent rental income. Contingent rental income decreased during 2001 and 2000, each as compared to the previous year, primarily as a result of a decrease in gross sales of certain restaurant Properties that are subject to leases requiring payment of contingent rent.

         In addition, for the years ended December 31, 2001, 2000 and 1999, the Partnership earned $435,239, $296,929, and $259,508, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 2001 and 2000, each as compared to the previous year, was primarily attributable to the Partnership investing in a Property in Blue Springs, Missouri in April 2001 with an affiliate of the General Partners and in a Property in Homestead, Pennsylvania in June 2000, with an affiliate of the General Partners, as described above in "Capital Resources." The increase in net income earned by joint ventures during 2001 as compared to 2000 was also partially attributable to the Partnership investing in CNL VII, XV Columbus Joint Venture with an affiliate of the General Partners in August 2001. The increase in net income was partially offset due to the fact that in May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas to the tenant for $800,000 in accordance with the purchase option under the lease agreement. This resulted in a loss to the joint venture of approximately $84,500. The increase in net income was also attributable to the fact that in conjunction with the sale of its Property in Paris, Texas, Wood-Ridge Real Estate Joint Venture received $200,000 in consideration for the Partnership releasing the tenant from its obligations under the lease. As of December 31, 2001, the Partnership and the other joint venture partner had each received $400,000 representing a return of capital from the net sales proceeds. The Partnership used these proceeds to invest in a joint venture arrangement, CNL VII, XV Columbus Joint Venture with an affiliate of the General Partners, as described above.

         During the year ended December 31, 2001, three lessees of the Partnership, Flagstar Enterprises, Inc., Checkers Drive-In Restaurants, Inc., and Golden Corral Corporation, each contributed more than 10% of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of rental and earned income from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2001, Flagstar Enterprises, Inc. was the lessee under leases relating to seven restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 14 restaurants, and Golden Corral Corporation was lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than 10% of the Partnership's total rental income in 2002. In addition, during the year ended December 31, 2001, four Restaurant Chains, Hardee's, Checkers Drive-In Restaurants, Long John Silver's, and Golden Corral each accounted for more than 10% of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2002, it is anticipated that these four Restaurant chains each will continue to account for more than 10% of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended December 31, 2001, 2000, and 1999 the Partnership earned $79,313, $95,923, and $41,969, respectively, in interest and other income. The decrease in interest and other income during 2001, as compared to 2000, was primarily attributable to the reinvestment of sales proceeds from the sale of Properties during 2000. The decrease during 2001 was partially offset by an increase in interest income related to the Partnership's sale of its Property in Greer, South Carolina, for which the Partnership accepted a promissory note, as described in "Capital Resources." The increase in interest and other income during 2000, as compared to 1999, was primarily attributable to interest income earned on the net sales proceeds relating to the 1999 and 2000 sales of Properties while pending reinvestment in additional Properties.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets were $1,350,888, $1,119,686, and $1,063,248, for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in operating expenses during 2001, as compared to 2000, was primarily attributable to the Partnership recording a provision for write-down of assets, as described below. In addition, the increase during 2001, as compared to 2000, was partially attributable to an increase in costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. Operating expenses also increased during 2001, as compared to 2000, due to the fact that the Partnership recorded a provision for doubtful accounts of approximately $46,900 related to the Property in Bartlesville, Oklahoma, due to the fact that the tenant, PRG, experienced financial difficulties and filed for bankruptcy, as discussed above in "Capital Resources." The Partnership will pursue collection of these past due amounts. The Partnership also incurred insurance expense, maintenance expense, legal fee expense, and real estate taxes relating to this Property and the Property vacated by Long John Silver's as a result of this tenant filing bankruptcy in 1998. The Partnership will continue to incur such expenses, relating to these Properties until a replacement tenant or purchaser is located. In addition, the increase in operating expenses in 2000 was partially attributable to an increase in the state taxes incurred by the Partnership due to changes in the tax laws of a state in which the Partnership conducts its business.

         The increase in operating expenses during 2001 and 2000, each as compared to the previous year, was partially offset by, the Partnership incurring $45,089 and $195,622 during 2000 and 1999, respectively, in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated merger with APF, as described in "Termination of Merger." No such expenses were incurred during the year ended December 31, 2001. In addition, the increase in operating expenses during 2000, as compared to 1999, was partially due to the Partnership recording a provision for write-down of assets, as described below. In addition, the increase in operating expenses during 2000 was partially due to an increase in depreciation expense resulting from the Partnership capitalizing $749,500 of renovation costs relating to the Property in Mentor, Ohio during 2000.

         During the quarter ended March 31, 2001, the Partnership recorded a provision for write-down of assets in the amount of $288,684 relating to the Property in Greer, South Carolina. The provision represented the difference between the carrying value of the Property at March 31, 2001 and the net sales proceeds received from the sale of the Property in April 2001, as described above in "Capital Resources." In addition, during the year ended December 31, 2001, the Partnership increased its provision for write-down of assets related to the Property in Bartlesville, Oklahoma by $223,839. PRG, the tenant, experienced financial difficulties and filed for bankruptcy, as described above. The provision represented the difference between the carrying value and the General Partners' estimated net realizable value at December 31, 2001. During the year ended December 31, 2000, the Partnership recorded a provision for write-down of assets in the amount of $446,975 relating to the Property in Medina, Ohio. The provision represented the difference between the carrying value of the Property and the General Partners' estimated net realizable value of the Property at December 31, 2000. In addition, during the year ended December 31, 2000, the Partnership recorded a provision for write-down of assets of $22,496 related to previously accrued rental income relating to the Property located in Huntsville, Texas due to financial difficulties the tenant experienced. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The provision represented the difference between the carrying value of the Property, including the accumulated accrued rental income balance, and the General Partners' estimated net realizable value of the Property. During the year ended December 31, 1999, the Partnership recorded a provision for loss on assets of $83,897 relating to the Property in Lexington, North Carolina. The provision represented the difference between the carrying value of the Property at December 31, 1999, and the net sales proceeds received from the sale of the Property to a third party in January 2000. In addition, during the year ended December 31, 1999, the Partnership recorded a provision for write-down of assets of $175,098 related to previously accrued rental income relating to the Property located in Mentor, Ohio. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The tenant of this Property, terminated the lease relating to this Property. The provision represented the difference between the carrying value of the Property, including the accumulated accrued rental income balance and the General Partners' estimated net realizable value of the Property.

         As a result of the sale of the Partnership's Properties in Woodland Hills and Altadena, California, the Partnership recognized a gain of $418,754 during the year ended December 31, 2001. As a result of the sale of the Partnership's interest in Duluth Joint Venture, the Partnership recognized a gain of $38,003 during the year ended December 31, 2000. As a result of the sale of the Property in Gastonia, North Carolina the Partnership recognized a loss of $165,503 during the year ended December 31, 1999.

         The restaurant industry, as a whole, has been one of the many industries affected by the general slowdown in the economy. While the Partnership has experienced some losses due to the financial difficulties of a limited number of restaurant operators, the General Partners remain confident in the overall performance of the fast-food and family style restaurants, the concepts that comprise the majority of the Partnership's portfolio. Industry data shows that these restaurant concepts continue to outperform and remain more stable than higher-end restaurants, which have been more adversely affected by the slowing economy.

         The Partnership's leases as of December 31, 2001, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

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

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

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


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS






                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants                          20

Financial Statements:

     Balance Sheets                                                         21

     Statements of Income                                                   22

     Statements of Partners' Capital                                        23

     Statements of Cash Flows                                            24-25

     Notes to Financial Statements                                       26-43

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund XV, Ltd.



In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XV, Ltd. (a Florida limited partnership) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 8, 2002, except for Note 11, as to which the date is February 14, 2002

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                 December 31,
                                                                        2001                  2000
                                                               ---------------------   ------------------

                             ASSETS

Land and buildings on operating leases, net                         $    22,194,951       $   22,719,190
Net investment in direct financing leases                                 4,805,598            6,105,701
Investment in joint ventures                                              4,554,955            3,307,718
Cash and cash equivalents                                                 1,364,668            1,257,447
Restricted cash                                                                 179                   --
Certificate of deposit                                                           --              103,500
Receivables, less allowance for doubtful accounts of  $191,602
     and $37,881, respectively                                               21,795               75,750
Due from related parties                                                     15,022               33,878
Accrued rental income, less allowance for doubtful accounts of
     $27,005 and $25,626, respectively                                    1,841,590            1,817,150
Other assets                                                                 33,450               45,324
                                                               ---------------------   ------------------

                                                                    $    34,832,208       $   35,465,658
                                                               =====================   ==================

         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                      $       5,993         $     37,111
Accrued and escrowed real estate taxes payable                               29,605               30,406
Distributions payable                                                       800,000              800,000
Due to related parties                                                       20,970               21,224
Rents paid in advance and deposits                                           68,253               82,787
Deferred rental income                                                        6,896               33,840
                                                               ---------------------   ------------------
        Total liabilities                                                   931,717            1,005,368

Partners' capital                                                        33,900,491           34,460,290
                                                               ---------------------   ------------------

                                                                    $    34,832,208       $   35,465,658
                                                               =====================   ==================

                 See accompanying notes to financial statements.



                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                              Year Ended December 31,
                                                                   2001                 2000                 1999
                                                             ------------------   -----------------    -----------------
Revenues
    Rental income from operating leases                          $   2,528,263       $   2,639,250        $   2,384,318
    Earned income from direct financing leases                         505,981             645,831              821,972
    Contingent rental income                                            23,529              28,165               40,959
    Lease termination income                                                --                  --              450,000
    Interest and other income                                           79,313              95,923               41,969
                                                             ------------------   -----------------    -----------------
                                                                     3,137,086           3,409,169            3,739,218
                                                             ------------------   -----------------    -----------------
Expenses:
    General operating and administrative                               304,990             162,307              158,505
    Bad debt expense                                                    46,935                  --                   --
    Professional services                                               48,203              31,317               53,840
    Management fees to related parties                                  33,498              35,870               33,430
    Real estate taxes                                                   19,021                  --               29,381
    State and other taxes                                               55,122              35,676               32,585
    Depreciation and amortization                                      330,596             339,956              300,890
    Provision for write-down of assets                                 512,523             469,471              258,995
    Transaction costs                                                       --              45,089              195,622
                                                             ------------------   -----------------    -----------------
                                                                     1,350,888           1,119,686            1,063,248
                                                             ------------------   -----------------    -----------------

Income Before Gain (Loss) on Sale of Assets and Equity in
    Earnings of Joint Ventures                                       1,786,198           2,289,483            2,675,970

Gain (Loss) on Sale of Assets                                          418,754              38,003             (165,503)

Equity in Earnings of Joint Ventures                                   435,249             296,929              259,508
                                                             ------------------   -----------------    -----------------

Net Income                                                       $   2,640,201       $   2,624,415        $   2,769,975
                                                             ==================   =================    =================

Allocation of Net Income:
    General partners                                                 $      --           $      --          $    29,159
    Limited partners                                                 2,640,201           2,624,415            2,740,816
                                                             ------------------   -----------------    -----------------

                                                                 $   2,640,201       $   2,624,415        $   2,769,975
                                                             ==================   =================    =================

Net Income Per Limited Partner Unit                                $      0.66         $      0.66          $      0.69
                                                             ==================   =================    =================

Weighted Average Number of Limited Partner
  Units Outstanding                                                  4,000,000           4,000,000            4,000,000
                                                             ==================   =================    =================


                 See accompanying notes to financial statements.




                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2001, 2000 and 1999

                                          General Partners                                    Limited Partners
                                --------------------------------------  ----------------------------------------------------------
                                                       Accumulated                                                Accumulated
                                  Contributions          Earnings         Contributions      Distributions         Earnings
                                -------------------  -----------------  ------------------  -----------------  ------------------

Balance, December 31, 1998             $     1,000       $    144,629       $  40,000,000      $ (13,965,947)     $ 14,076,218

    Distributions to limited
       partners ($0.80 per
       limited partner unit)                    --                 --                  --         (3,200,000)               --
    Net income                                  --             29,159                  --                 --         2,740,816
                                -------------------  -----------------  ------------------  -----------------  ------------------

Balance, December 31, 1999                   1,000            173,788          40,000,000        (17,165,947)       16,817,034
                                -------------------  -----------------  ------------------  -----------------  ------------------

    Distributions to limited
       partners ($0.80 per
       limited partner unit)                    --                 --                  --         (3,200,000)               --
    Net income                                  --                 --                  --                 --         2,624,415
                                -------------------  -----------------  ------------------  -----------------  ------------------

Balance, December 31, 2000                   1,000            173,788          40,000,000        (20,365,947)       19,441,449
                                -------------------  -----------------  ------------------  -----------------  ------------------

    Distributions to limited
       partners ($0.80 per
       limited partner unit)                    --                 --                  --         (3,200,000)               --
    Net income                                  --                 --                  --                 --         2,640,201
                                -------------------  -----------------  ------------------  -----------------  ------------------

Balance, December 31, 2001             $     1,000       $    173,788       $  40,000,000      $ (23,565,947)     $ 22,081,650
                                ===================  =================  ==================  =================  ==================


 Limited Partners
 ----------------
  Syndication
     Costs            Total
 ---------------  ---------------

   $ (4,790,000)    $ 35,465,900



             --       (3,200,000)
             --        2,769,975
 ---------------  ---------------

     (4,790,000)      35,035,875
 ---------------  ---------------



             --       (3,200,000)
             --        2,624,415
 ---------------  ---------------

     (4,790,000)      34,460,290
 ---------------  ---------------



             --       (3,200,000)
             --        2,640,201
 ---------------  ---------------

   $ (4,790,000)    $ 33,900,491
 ===============  ===============


                 See accompanying notes to financial statements.




                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                         Year Ended December 31,
                                                             2001                  2000                 1999
                                                      -------------------   -------------------  --------------------

Increase ( Decrease) in Cash and Cash Equivalents:

Cash Flows from Operating Activities:
    Cash received from tenants                               $ 2,962,255           $ 3,399,282           $ 2,980,513
    Distributions from joint ventures                            522,744               363,205               264,410
    Cash paid for expenses                                      (463,129)             (485,468)             (337,268)
    Interest received                                             75,358                48,901                35,640
                                                      -------------------   -------------------  --------------------
         Net cash provided by operating
              activities                                       3,097,228             3,325,920             2,943,295
                                                      -------------------   -------------------  --------------------

Cash Flows from Investing Activities:
    Proceeds from sale of assets                               2,423,978               562,130               631,304
    Additions to land and buildings on operating
       leases                                                 (1,445,207)             (749,500)                   --
    Proceeds received from tenant in connection with
       termination of lease                                           --                    --               450,000
    Redemption of (investment in) certificate
         of deposit                                              100,000              (100,000)                   --
    Investment in joint ventures                              (1,735,778)             (241,466)             (357,441)
    Return of capital from joint venture                         400,000                    --                    --
    Collections on mortgage note receivable                      467,000                    --                    --
    Increase in other assets                                          --                    --               (21,239)
                                                      -------------------   -------------------  --------------------
          Net cash provided by (used in)
              investing activities                               209,993              (528,836)              702,624
                                                      -------------------   -------------------  --------------------

Cash Flows from Financing Activities:
     Distributions to limited partners                        (3,200,000)           (3,200,000)           (3,200,000)
                                                      -------------------   -------------------  --------------------
        Net cash used in financing activities                 (3,200,000)           (3,200,000)           (3,200,000)
                                                      -------------------   -------------------  --------------------

Net Increase (Decrease) in Cash and Cash Equivalents
                                                                 107,221              (402,916)              445,919

Cash and Cash Equivalents at Beginning of Year
                                                               1,257,447             1,660,363             1,214,444
                                                      -------------------   -------------------  --------------------

Cash and Cash Equivalents at End of Year                     $ 1,364,668           $ 1,257,447           $ 1,660,363
                                                      ===================   ===================  ====================

                See accompanying notes to financial statements.


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED

                                                                               Year Ended December 31,
                                                              2001                      2000                     1999
                                                      ----------------------    ---------------------    ---------------------

Reconciliation of Net Income to Net Cash Provided by Operating Activities

       Net income                                             $   2,640,201             $  2,624,415             $  2,769,975
                                                      ----------------------    ---------------------    ---------------------

       Adjustments to reconcile net income to net
          cash provided by operating activities:
             Depreciation                                           327,426                  337,382                  298,123
             Amortization                                             3,170                    2,574                    2,767
             Equity in earnings of joint ventures,
               net of distributions                                  87,495                   66,276                    4,902
             Loss (gain) on sale of asset                          (418,754)                 (38,003)                 165,503
             Provision for write-down of assets                     512,523                  469,471                  258,995
             Lease termination income                                    --                       --                 (450,000)
             Decrease (increase) in receivables                      57,276                   17,818                  (36,753)
             Decrease (increase) in due from
               related parties                                       18,856                  (33,878)                      --
             Decrease in net investment in direct
               financing leases                                      87,580                   78,031                   84,867
             Decrease (increase) in other assets                      9,750                  (12,523)                  (5,361)
             Increase in accrued rental income                     (136,975)                (170,575)                (296,824)
             Increase (decrease) in accounts
               payable and accrued expenses                         (31,919)                 (83,834)                 134,740
             Increase (decrease) in due to related
               parties                                                 (254)                 (39,767)                  39,804
             Increase (decrease) in rents paid in
               advance and deposits                                 (14,533)                 108,533                  (27,443)
             Decrease in deferred rental
               income                                               (44,614)                      --                       --
                                                      ----------------------    ---------------------    ---------------------
                Total adjustments                                   457,027                  701,505                  173,320
                                                      ----------------------    ---------------------    ---------------------

Net Cash Provided by Operating Activities                     $   3,097,228             $  3,325,920             $  2,943,295
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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000 and 1999


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

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50% shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

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

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. In contrast, deferred rental income represents the aggregate amount of scheduled rental payments to date (including rental payments due during construction and prior to the property being placed in service) in excess of income recognized on a straight-line basis over the lease term commencing on the date the property is placed in service. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or reverses the cumulative accrued rental income balance.

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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Investment in Joint Ventures - The Partnership accounts for its interests in Wood-Ridge Real Estate Joint Venture, TGIF Pittsburgh Joint Venture, CNL VII, XV Columbus Joint Venture, and properties in Clinton, North Carolina, Fort Myers, Florida, and Blue Springs, Missouri held as tenants-in-common with affiliates, using the equity method since the joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Lease Costs - Other assets include lease incentive costs and brokerage and legal fees associated with negotiating a new lease which are amortized over the term of the new lease using the straight-line method.

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment. See "Income Taxes" footnote for a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

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

         Staff Accounting Bulleting No. 101 ("SAB 101") - In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the partnership's result of operations.

         Statement  of  Financial  Accounting  Standard  No. 141 ("FAS 141") and
         Statement of Financial Accounting Standard No. 142 ("FAS 142") - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS
         141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         Statement of Financial Accounting Standard No. 144 ("FAS 144") - In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

2.       Leases:
         ------

         The Partnership leases its land or land and buildings to operators of national and regional fast food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases are classified as operating leases and some of the leases have been classified as direct financing leases. For some leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of the majority of these leases are operating leases. The majority of the leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                                  2001                2000
                                           ----------------    ---------------

         Land                               $   14,236,528       $  14,620,191
         Buildings                               9,789,456           9,758,133
                                           ----------------    ---------------
                                                24,025,984          24,378,324
         Less accumulated depreciation          (1,831,033)         (1,659,134)
                                           ----------------    ---------------

                                            $   22,194,951      $   22,719,190
                                           ================    ===============

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued

         During the year ended December 31, 2001, the Partnership sold its property in Lexington, North Carolina for which the building was classified as a direct financing lease (see Note 4) for $599,500 and received net sales proceeds of $562,130. No gain or loss was recorded during 2000 due to the fact that the Partnership had previously recorded a provision for write-down of assets.

         During 2000, the Partnership established a provision for write-down of assets of $394,474 relating to the property in Medina, Ohio. The loss represented the difference between the carrying value of the property at December 31, 2000 and the general partners' estimated net realizable value for the property.

         In April 2001, the Partnership sold its property in Woodland Hills, California to an unrelated third party for approximately $1,292,200 and received net sales proceeds of approximately $1,253,700 resulting in a gain of approximately $246,700. In April 2001, the Partnership reinvested the net sales proceeds in a property in Blue Springs, Missouri as tenants-in-common with CNL Income Fund XIII, Ltd., an affiliate of the general partners (see Note 5). In addition, in October 2001, the Partnership sold its property in Altadena, California to an unrelated third party for $976,000 and received net sales proceeds of approximately $937,000 resulting in a gain of approximately $172,100. In December 2001, the Partnership reinvested the net sales proceeds plus a portion of the net sales proceeds from the sale of the property in Greer, South Carolina (see Note 4) in a Taco Cabana property in Houston, Texas.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2001:

                2002                          $  2,319,884
                2003                             2,335,799
                2004                             2,393,863
                2005                             2,522,417
                2006                             2,526,300
                Thereafter                      19,409,986
                                            ---------------

                                             $  31,508,249
                                            ===============

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                           2001               2000
                                     ----------------   ----------------

Minimum lease payments receivable
                                       $   8,590,810      $  10,760,255
Estimated residual values                  1,501,269          2,115,976
Less unearned income                      (5,286,481)        (6,770,530)
                                     ----------------   ----------------

Net investment in direct financing
    leases                             $   4,805,598       $  6,105,701
                                     ================   ================

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


4.       Net Investment in Direct Financing Leases - Continued:
         -----------------------------------------------------

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2001:

                     2002                                  $    661,894
                     2003                                       667,249
                     2004                                       667,249
                     2005                                       670,953
                     2006                                       678,361
                     Thereafter                               5,245,104
                                                         ---------------
                                                         ---------------

                                                          $   8,590,810
                                                         ===============

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

         In January 2000, the Partnership sold the property located in Lexington, North Carolina, for which the building portion had been classified as a direct financing lease. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the building were removed from the accounts (see Note 3).

         During 2000, the Partnership established a provision for impairment in carrying value in the amount of $52,501 for its property in Bartlesville, Oklahoma. The provision represented the difference between the carrying value of the net investment in the direct financing lease and the estimated net realizable value of the investment in the direct financing lease at December 31, 2000. During 2001, the Partnership increased its provision by $223,839 due to the fact that the tenant of the property experienced financial difficulties and filed for bankruptcy in October 2001. The provision represented the difference between the carrying value of the property at December 31, 2001 and the general partners' estimated net realizable value for the property.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


4.       Net Investment in Direct Financing Leases - Continued:
         -----------------------------------------------------

         In April 2001, the Partnership sold its property in Greer, South Carolina to the tenant and received net sales proceeds of $700,000 (consisting of $233,000 in cash and $467,000 in the form of a promissory note) resulting in a loss of $288,684 which the Partnership recorded as a provision for write-down of assets at March 31, 2001. The provision represented the difference between the carrying value of the net investment in the direct financing lease and the net sales proceeds received in April 2001. During the year ended December 31, 2001, the Partnership collected the entire amount due under the promissory note.

5.       Investment in Joint Ventures:
         ----------------------------

         The Partnership has a 50%, a 16% and a 15% interest in the profits and losses of Wood-Ridge Real Estate Joint Venture, a property in Clinton, North Carolina and a property in Fort Myers, Florida, held as tenants-in-common with affiliates of the general partners. The remaining interests in these joint ventures are held by affiliates of the Partnership, which have the same general partners.

         In December 1999, the Partnership entered into a joint venture arrangement, Duluth Joint Venture, with CNL Income Fund V, Ltd., CNL Income Fund VII, Ltd., and CNL Income Fund XIV, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners, to construct and hold one restaurant property. The Partnership contributed $252,591 and $357,441 during 2000 and 1999, respectively, to Duluth Joint Venture to pay for construction costs. In October 2000, the Partnership sold its 33% interest to CNL Income Fund VII, Ltd. for $610,032 resulting in a gain of $38,003.

         In June 2000, the Partnership reinvested the net sales proceeds from the sale of its property in Lexington, North Carolina in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XVI, Ltd., and CNL Income Fund XVIII, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners, to purchase and hold one restaurant property. As of December 31, 2001, the Partnership owned a 23.62% interest in the profits and losses of the joint venture.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         In April 2001, the Partnership used a portion of the net sales proceeds from the sale of its properties in Woodland Hills, California and Greer, South Carolina to acquire an interest in a Golden Corral property in Blue Springs, Missouri, as tenants-in-common, with CNL Income Fund XIII, Ltd., a Florida limited partnership, and an affiliate of the general partners. The Partnership acquired this interest from CNL BB Corp., an affiliate of the general partners (see Note 8). The Partnership contributed approximately $1,269,700 and as of December 31, 2001, the Partnership owned a 59% interest in this property.

         In May 2001, the Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its property in Paris, Texas to the tenant for $800,000, in accordance with the purchase option under the lease agreement. This resulted in a loss to the joint venture of approximately $84,500. In connection with the sale, the joint venture received $200,000 in lease termination income in consideration for the joint venture releasing the tenant from its obligations under the lease. As of December 31, 2001, the Partnership and the other joint venture partner each received approximately $400,000 representing a return of capital from the net sales proceeds.

         In August 2001, the Partnership used a portion of the amounts received as a return of capital, as described above, to enter into a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund VII, Ltd., a Florida limited partnership and affiliate of the general partners, to construct one restaurant property in Columbus, Georgia. As of December 31, 2001, the Partnership had contributed approximately $466,120 to purchase land and pay for its share of construction costs relating to the joint venture and has agreed to contribute additional amounts during 2002 for additional construction costs. As of December 31, 2001, the Partnership owned a 31.25% interest in the profits and losses of the joint venture.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         Wood-Ridge Real Estate Joint Venture owns and leases five properties, TGIF Pittsburgh Joint Venture and CNL VII, XV Columbus Joint Venture, each own and lease one property to operators of national fast food or family-style restaurants. The Partnership and affiliates, as tenants-in-common in three separate tenancy-in-common arrangements, each own and lease one property to an operator of national fast food or family-style restaurants.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at December 31:

                                                        2001          2000
                                                    -------------  -------------

       Land and buildings on operating leases, net  $ 11,001,753   $  8,336,028
       Net investment in direct financing lease          793,308        805,673
       Cash                                              115,891        107,284
       Receivables                                        25,675          6,531
       Other assets                                       15,426         17,451
       Accrued rental income                             341,059        251,902
       Liabilities                                       184,716         44,218
       Partners' capital                              12,108,396      9,480,651
       Revenues                                        1,227,630        984,548
       Lease termination income                          200,000             --
       Loss on sale of assets                            (84,473)            --
       Net income                                      1,138,829        815,718

         The Partnership recognized income totaling $435,249, $296,929, and $259,508, for the years ended December 31, 2001, 2000, and 1999, respectively, from these entities.

6.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the general partners. From inception through December 31, 1999, generally, distributions of net cash flow were made 99% to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners was subordinated to

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


6.       Allocations and Distributions - Continued:
         -----------------------------------------

         receipt by the limited partners of an aggregate, 8%, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 8% Return").

         From inception through December 31, 1999, generally, net sales proceeds from the sales of properties not in liquidation of the Partnership to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 8% Return, plus the return of their adjusted capital contributions.

         The general partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95% to the limited partners and 5% to the general partners. Any gain from a sale of a property not in liquidation of the Partnership, was in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts, and thereafter, 95% to the limited partners and 5% to the general partners.

         Generally, net sales proceeds from a sale of properties, in liquidation of the Partnership will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors,
         (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligation of the Partnership,
         (iii), third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to the partners with positive capital account balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95% to the limited partners and 5% to the general partners.

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


6.       Allocations and Distributions - Continued:
         -----------------------------------------

         The Partnership declared distributions to the limited partners of $3,200,000, during each of the years ended December 31, 2001, 2000 and 1999. No distributions have been made to the general partners to date.

7.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                   2001               2000              1999
                                                              ----------------   ----------------   -------------

           Net income for financial reporting purposes              2,640,201        $ 2,624,415      $2,769,975

           Depreciation for tax reporting purposes in
                excess of depreciation for financial
                reporting purposes                                    (52,017)           (60,009)       (106,014)

           Direct financing leases recorded as operating
                leases for tax reporting purposes                      87,580             78,031          84,868

           Provision for write-down of assets                         512,523            446,975         258,995

           Equity in earning of joint ventures for tax
                reporting purposes in excess of (less than)
                equity in earnings of joint ventures for
                financial reporting purposes                           31,391             34,119         (49,720)

           Accrued rental income                                     (177,910)          (148,079)       (296,824)

           Rents paid in advance                                      (14,461)           108,533         (42,427)

           Capitalization (deduction) of transaction costs
                for tax reporting purposes                                 --           (218,818)        195,622

           Allowance for doubtful accounts                            153,720             24,796          12,236

           Gain/Loss on sale of assets for financial
                reporting purposes in excess of gain/loss
                on sale of assets for tax reporting purposes         (601,834)          (109,474)         20,160

           Other                                                        1,046              1,327             835
                                                              ----------------   ----------------   -------------

           Net income for federal income tax purposes            $  2,580,239        $ 2,781,816      $2,847,706
                                                              ================   ================   =============

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


8.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners (the "Advisor") is a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF"). CNL Fund Advisors, Inc. a majority owned subsidiary of CNL Financial Group, Inc. until it merged with and into APF effective September 1, 1999, served as the Partnership's advisor until it assigned its rights and obligations under a management agreement with the Partnership to the Advisor effective July 1, 2000. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. All or any portion of the management fee not taken as to any fiscal year shall be deferred without interest and may be taken in such other fiscal year as the Advisor shall determine. The Partnership incurred management fees of $33,498, $35,870, and $33,430 for the years ended December 31, 2001, 2000, and 1999, respectively.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties, based on the lesser of one-half of a competitive real estate commission or 3% of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate Limited Partners' 8% Return plus their invested capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


8.       Related Party Transactions - Continued:
         --------------------------------------

         During the years ended December 31, 2001, 2000, and 1999, the Partnership's advisor and its affiliates of the general partners provided accounting and administrative services to the Partnership on a day-to-day basis including services during 2000 and 1999 relating to the proposed and terminated merger. The Partnership incurred $233,022, $102,104, and $126,857, for the years ended December 31, 2001, 2000, and 1999, respectively, for such services.

         In April 2001, the Partnership and CNL Income Fund XIII, Ltd., as tenants-in-common, acquired an interest in a Golden Corral property from CNL BB Corp., an affiliate of the general partners, for a purchase price of approximately $2,152,000 (see Note 5). CNL Income Fund XIII, Ltd., is a Florida limited partnership and an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership and CNL Income Fund XIII, Ltd., as tenants-in-common. The purchase price paid by the Partnership and CNL Income Fund XIII, Ltd., as tenants-in-common, represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

         In December 2001, the Partnership acquired a property located in Houston, Texas from CNL Funding 2001-A, LP, for a purchase price of approximately $1,445,200 (see Note 3). CNL Funding 2001-A, LP is a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property, including closing costs.

         The amount due to related parties at December 31, 2001, 2000, and 1999, totaled $20,970, $21,224, and $60,991, respectively.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


9.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental and earned income from individual lessees, each representing more than 10% of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                             2001           2000         1999
                                           ----------    ----------   ----------
       Checkers Drive-In Restaurants, Inc. $ 717,759     $ 716,761    $ 717,964
       Golden Corral Corporation             637,725       584,897      598,199
       Flagstar Enterprises, Inc.            533,063       536,076      538,930
       Jack in the Box Inc. (formerly
            Foodmaker, Inc.)                     N/A       417,426      417,559

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than 10% of the Partnership's total rental and earned income (including the Partnership's share of total rental and earned income from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                               2001         2000        1999
                                           ------------   ----------  ---------

          Checkers Drive-In Restaurants $ 717,758 $ 716,761 $ 717,964 Golden Corral Family Steakhouse
              Restaurants                      637,725      584,897     598,199
          Hardee's                             533,063      536,076     538,930
          Long John Silver's                   396,422      392,709     407,021
          Jack in the Box                          N/A      417,426     417,559

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

                  Years Ended December 31, 2001, 2000, and 1999


9.       Concentration of Credit Risk - Continued:
         ----------------------------------------

         The information denoted by N/A indicates that for each period presented, the tenant or restaurant chain did not represent more than 10% of the Partnership's total rental and earned income.

         In January 2000, the Partnership sold a property, the lease of which had been rejected as a result of Long John Silver's, Inc. filing for bankruptcy in 1998. The Partnership will not recognize any rental and earned income from the remaining vacant Property until a new tenant is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from the remaining rejected lease, as described above, could have an adverse affect on the results of operations of the Partnership if the Partnership is not able to re-lease this property in a timely manner. In August 1999, Long John Silver's, Inc. assumed and affirmed its remaining leases.

10.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during they years ended December 31, 2001 and 2000:

                 2001 Quarter               First            Second           Third            Fourth             Year
          ---------------------------    -------------    -------------    -------------    -------------    ---------------

          Revenues (1)(2)                    $888,763         $934,437         $863,845        $ 885,290         $3,572,335
          Net income                          269,669          956,326          500,006          914,200          2,640,201
          Net income per limited
              partner unit
                                                 0.07             0.24             0.13             0.22               0.66

               2000 Quarter                 First            Second           Third            Fourth             Year
          ---------------------------    -------------    -------------    -------------    -------------    ---------------

          Revenues (1)(2)                    $907,407         $900,002         $922,769        $ 975,920         $3,706,098
          Net income                          670,430          657,198          756,659          540,128          2,624,415
          Net income per limited
              partner unit
                                                 0.17             0.16             0.19             0.14               0.66

         (1)      Revenues include equity in earnings of joint ventures.

         (2) Revenues have been adjusted to reclassify any reversals of accrued rental income to provisions for write-down of assets. This reclassification had no effect on total net income.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


11.      Subsequent Event:
         ----------------

         On February 14, 2002, the Partnership sold its property in Redlands, California for approximately $1,337,900 and received net sales proceeds of approximately $1,300,400 resulting in a gain of approximately $302,400 which will be recognized in the first quarter of 2002.

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

         James M. Seneff, Jr., age 55. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 54. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, President and Treasurer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, President and Treasurer of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 46. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 38. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2002, no person was known to the Registrant to be a beneficial owner of more than 5% of the Units.

         The following table sets forth, as of March 15, 2002, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2001, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                            Amount Incurred
         Type of Compensation                                                                 For the Year
            and Recipient                        Method of Computation                  Ended December 31, 2001
   ---------------------------------     --------------------------------------      -------------------------------

   Reimbursement  to affiliates for      Operating  expenses are reimbursed at       Accounting and
   operating expenses                    the  lower  of  cost  or  90%  of the       administra-tive services:
                                         prevailing  rate at which  comparable       $233,022
                                         services  could have been obtained in
                                         the     same     geographic     area.
                                         Affiliates  of the  General  Partners
                                         from  time  to  time  incur   certain
                                         operating  expenses  on behalf of the
                                         Partnership     for     which     the
                                         Partnership       reimburses      the
                                         affiliates without interest.

   Annual  management  fee   to          One  percent  of  the  sum  of  gross                  $33,498
   affiliates                            revenues   from   Properties   wholly
                                         owned by the Partnership plus the
                                         Partnership's allocable share of
                                         gross revenues of joint ventures in
                                         which    the    Partnership    is   a
                                         co-venturer.   The  management   fee,
                                         which will not exceed competitive
                                         fees for comparable services in the
                                         same geographic  area, may or may not
                                         be  taken,  in whole or in part as to
                                         any year,  in the sole  discretion of
                                         affiliates of the General Partners.
                                         All or any portion of the  management
                                         fee not taken as to any  fiscal  year
                                         shall be deferred without interest
                                         and  may  be  taken  in  such   other
                                         fiscal year as the  affiliates  shall
                                         determine.






                                                                                            Amount Incurred
         Type of Compensation                                                                 For the Year
            and Recipient                        Method of Computation                  Ended December 31, 2001
   ---------------------------------     --------------------------------------      -------------------------------

   Deferred,    subordinated   real      A deferred,  subordinated real estate                 $-0-
   estate  disposition  fee payable      disposition  fee,  payable  upon sale
   to affiliates                         of  one  or  more  Properties,  in an
                                         amount  equal  to the  lesser  of (i)
                                         one-half of a competitive real
                                         estate commission, or (ii) 3% of the
                                         sales price of such Property or
                                         Properties. Payment of such fee
                                         shall be made only if  affiliates  of
                                         the General Partners provide a
                                         substantial amount of services in
                                         connection   with   the   sale  of  a
                                         Property or Properties and shall be
                                         subordinated to certain minimum
                                         returns to the Limited Partners.
                                         However, if the net sales proceeds
                                         are reinvested in a replacement
                                         Property,   no   such   real   estate
                                         disposition fee will be incurred
                                         until such replacement Property is
                                         sold and the net sales  proceeds  are
                                         distributed.

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

  General Partners' deferred,            A deferred, subordinated share equal                     $-0-
  subordinated share of                  to 5% of Partnershi distributions of
  Partnership net sales                  such net sales proceeds, subordinated
  proceeds from a sale or sales          to certain minimum returns to the
  not in liquidation of the              Limited Partners.
  Partnership







                                                                                            Amount Incurred
         Type of Compensation                                                                 For the Year
            And Recipient                        Method of Computation                  Ended December 31, 2001
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

The Partnership, with CNL Income Fund XIII, Ltd., an affiliate of the General Partners, acquired an interest in a Golden Corral Property from CNL BB Corp., an affiliate of the General Partners, for a purchase price of $2,152,000. CNL BB Corp. had purchased and temporarily held title to this Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the Property, including closing costs.

The Partnership, acquired a Jack in the Box Property from CNL Funding 2001-A, LP, an affiliate of the General Partners, for a purchase price of $1,445,200. CNL Funding 2001-A, LP had purchased and temporarily held title to this Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Property, including closing costs.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2001 and 2000

                  Statements of Income for the years ended December 31, 2001,
                    2000, and 1999

                  Statements of Partners' Capital for the years ended December
                    31, 2001, 2000, and 1999

                  Statements of Cash Flows for the years ended December 31,
                    2001, 2000, and 1999

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999.

                  Schedule III - Real Estate and Accumulated Depreciation at
                    December 31, 2001

                  Notes to Schedule III - Real Estate and Accumulated
                    Depreciation at December 31, 2001

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

               10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                       Exhibit 10.4 for Form 10-Q filed with the Securities and Exchange Commission on August 7, 2001 and incorporated herein be reference.)

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2001 through December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 2002.


                                         CNL INCOME FUND XV, LTD.

                                         By:      CNL REALTY CORPORATION
                                                  General Partner

                                                  /s/ Robert A. Bourne
                                                  -----------------------------
                                                  ROBERT A. BOURNE, President


                                         By:      ROBERT A. BOURNE
                                                  General Partner

                                                  /s/ Robert A. Bourne
                                                  -----------------------------
                                                  ROBERT A. BOURNE


                                         By:      JAMES M. SENEFF, JR.
                                                  General Partner

                                                  /s/ James M. Seneff, Jr.
                                                  -----------------------------
                                                  JAMES M. SENEFF, JR.

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

                   Signature                                 Title                                   Date
                   ---------                                 -----                                   ----


    /s/ Robert A. Bourne                     President,   Treasurer   and  Director             March 20, 2002
    ------------------------------------     (Principal  Financial  and  Accounting
    Robert A. Bourne                         Officer)



    /s/ James M. Seneff, Jr.                 Chief  Executive  Officer and Director             March 20, 2002
    ------------------------------------     (Principal Executive Officer)
    James M. Seneff, Jr.


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2001, 2000, and 1999


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

  1999        Allowance for
                 doubtful
                 accounts (a)          $    849          $    --         $  13,085 (b)       $   -- (c)      $   849      $ 13,085
                                  ==============  ===============  ================    =============     ============  ============

  2000        Allowance for
                 doubtful
                 accounts (a)         $  13,085          $    --         $  97,872 (b)       $   -- (c)     $ 47,450      $ 63,507
                                  ==============  ===============  ================    =============     ============  ============

  2001        Allowance for
                 doubtful
                 accounts (a)         $  63,507       $   46,935        $  109,684 (b)    $   1,519 (c)       $   --     $ 218,607
                                  ==============  ===============  ================    =============     ============  ============


(a)   deducted from receivables and accrued rental income on the balance sheet.

(b)   reduction of rental and other income.

(c)   amounts written off as uncollectible.

                               CNL INCOME FUND XV, LTD.
                           (A Florida Limited Partnership)
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             December 31, 2001


                                                                           Costs Capitalized
                                                                             Subsequent To
                                                   Initial Cost              Acquisition
                                             --------------------------  ---------------------
                              Encum-                       Buildings and  Improve-     Carrying
                              brances           Land        Improvements    ments      Costs
                             ----------      ------------  ------------  ------------  -------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Bennigan's Restaurant:
      Mentor, Ohio (i)           -              $520,556    $1,135,584      $749,500        -

    Checkers Drive-In Restaurants:
      Englewood, Florida         -               339,499             -             -        -
      Marietta, Georgia          -               432,547             -             -        -
      Norcross, Virginia         -               405,256             -             -        -
      Philadelphia, Pennsylvania -               417,014             -             -        -
      St. Petersburg, Florida    -               557,206             -             -        -
      Stratford, New Jersey      -               309,370             -             -        -
      Lake Mary, Florida         -               614,471             -             -        -
      Philadelphia, Pennsylvania -               599,586             -             -        -
      Winter Garden, Florida     -               353,799             -             -        -
      Chamblee, Georgia          -               427,829             -             -        -
      Largo, Florida             -               407,211             -             -        -
      Seminole, Florida          -               423,116             -             -        -
      Orlando, Florida           -               604,920             -             -        -
      Bradenton, Florida         -               215,478             -             -        -

    Denny's Restaurant:
      Huntsville, Texas          -               349,266             -             -        -

    Golden Corral Family
      Steakhouse Restaurants:
           Aberdeen, North Caroli-a              406,989             -       849,648        -
           Norman, Oklahoma      -               763,892             -       939,205        -
           Augusta, Georgia      -               766,891             -     1,124,687        -

    Hardee's  Restaurants:
      Olive Branch, Mississippi  -               209,243             -             -        -
      Columbia, South Carolina   -               230,268       497,047             -        -
      Pawleys Island, South Carol-na             307,911       593,997             -        -
      Cookeville, Tennessee      -               216,335             -             -        -
      Niceville, Florida         -               310,511       480,398             -        -

    Jack in the Box Restaurants:
      Redlands, California       -               494,336       566,016             -        -
      Port Arthur, Texas         -               426,378       646,811             -        -

    Japan Express Restaurant:
      Lancaster, South Carolina (-)              221,251             -             -        -

    Long John Silver's Restaurants:
      Medina, Ohio (h)           -               445,614             -       399,975        -
      Lexington, Kentucky (j)    -               346,854       303,425             -        -
      Jackson, Tennessee         -               254,023             -             -        -
      Albuquerque, New Mexico    -               210,008       311,622             -        -
      Irving, Texas              -               454,448             -             -        -
      Neosho, Missouri           -               171,859             -             -        -

    Taco Cabana Restaurant:
      Houston, Texas             -               735,323       709,885

    Wendy's Old Fashioned
      Hamburgers Restaurants:
           Arlington, Virginia   -               592,917       678,893             -        -
                                             ------------  ------------  ------------  -------

                                             $14,542,175    $5,923,678    $4,063,015        -
                                             ============  ============  ============  =======

Properties of Joint Venture in
  Which the Partnership has a 50%
  Interest and has Invested in
  Under an Operating Lease:

         Boston Market Restaurants:
           Matthews, North Caroli-a              409,942       737,391             -        -
           Raleigh, North Carolin-               518,507       542,919             -        -


         Taco Bell Restaurant:
           Anniston, Alabama     -               173,396       329,201             -        -

        Other Restaurants:
           Murfeesboro, Tennessee-               398,313             -             -        -
           Blaine, Minnesota     -               253,934       531,509             -        -
                                             ------------  ------------  ------------  -------

                                              $1,754,092    $2,141,020             -        -
                                             ============  ============  ============  =======

Property of Joint Venture
    in Which the Partnership
    has a 23.62% Interest
    and has Invested in
    Under an Operating Lease:

         TGI Friday's Restaurant:
           Homestead, Pennsylvani-            $1,036,297    $1,499,296             -        -
                                             ============  ============  ============  =======

Property in Which the Partnership
    has a 16% Interest as Tenants-
    in-Common and has Invested in
    Under an Operating Lease:

         Golden Corral Family
           Steakhouse Restaurant:
                Clinton, North Ca-olina         $138,382      $676,588             -        -
                                             ============  ============  ============  =======

Property in Which the Partnership
    has a 15% Interest as Tenants-
    in-Common and has Invested in
    Under an Operating Lease:

         Bennigan's Restaurant:
           Ft. Myers, Florida    -              $638,026             -             -        -
                                             ============  ============  ============  =======

Property in Which the Partnership
   has a 59% Interest as Tenants-
   in-Common and has Invested in
   Under an Operating Lease:

         Golden Corral Family
          Steakhouse Restaurant:
             Blue Springs, Missouri             $786,973    $1,364,990             -        -
                                             ============  ============  ============  =======

Property of Joint Venture in Which
   the Partnership has a 31.25%
   Interest and has Invested in
   Under an Operating Lease:

      Sonny'siBar-B-QeRestaurant:
           Columbus, Georgia     -              $392,880    $1,194,307             -        -
                                             ============  ============  ============  =======








Properties the Partnership has
    Invested in Under Direct
    Financing Leases:

         Denny's Restaurants:
           Huntsville, Texas     -                     -             -      $590,147        -
           Bartlesville, Oklahoma-               199,747       789,589             -        -

         Hardee's Restaurants:
           Chester, South Carolin-               140,016       587,718             -        -
           Cookeville, Tennessee -                     -       574,511             -        -
           Olive Branch, Mississi-pi                   -       510,712             -        -
           Piney Flats, Tennessee-               141,724       504,827             -        -

         Japan Express Restaurant:
           Lancaster, South Carol-na (k)               -       170,415             -        -

         Long John Silver's Restaurants:
           Jackson, Tennessee    -                     -       459,725             -        -
           Neosho, Missouri      -                     -             -       403,331        -
           Irving, Texas         -                     -             -       414,009        -
                                             ------------  ------------  ------------  -------

                                                $481,487    $3,597,497    $1,407,487        -
                                             ============  ============  ============  =======


Property in Which the Partnership has a
    15% Interest as Tenants-in-Common
    and has Invested in Under
     Direct Financing Lease:

         Bennigan's Restaurant:
           Ft. Myers, Florida    -                     -      $831,741             -        -
                                             ============  ============  ============  =======




   Net Cost Basis at Which                                                 Life on Which
  Carried at Close of Period (c)                                          Depreciation In
-----------------------------------------               Date               Latest Income
               Buildings and               Accumulated  of Con-  Date       Statement is
    Land       Improvements     Total      Depreciation structioAcquired      Computed
-------------  ------------  ------------  -----------  ------  --------    -------------






    $520,556    $1,885,084    $2,405,640     $142,289   1995     10/94          (i)


     339,499             -       339,499           (d)    -      05/94          (d)
     432,547             -       432,547           (d)    -      05/94          (d)
     405,256             -       405,256           (d)    -      05/94          (d)
     417,014             -       417,014           (d)    -      05/94          (d)
     557,206             -       557,206           (d)    -      05/94          (d)
     309,370             -       309,370           (d)    -      05/94          (d)
     614,471             -       614,471           (d)    -      07/94          (d)
     599,586             -       599,586           (d)    -      08/94          (d)
     353,799             -       353,799           (d)    -      08/94          (d)
     427,829             -       427,829           (d)    -      12/94          (d)
     407,211             -       407,211           (d)    -      12/94          (d)
     423,116             -       423,116           (d)    -      12/94          (d)
     604,920             -       604,920           (d)    -      03/95          (d)
     215,478             -       215,478           (d)    -      03/95          (d)


     349,266            (e)      349,266           (f)  1994     05/94          (f)



     406,989       849,648     1,256,637      205,409   1994     06/94          (b)
     763,892       939,205     1,703,097      220,606   1994     08/94          (b)
     766,891     1,124,687     1,891,578      262,735   1994     09/94          (b)


     209,243            (e)      209,243           (f)  1994     04/94          (f)
     230,268       497,047       727,315      128,029   1993     04/94          (b)
     307,911       593,997       901,908      151,917   1992     04/94          (b)
     216,335            (e)      216,335           (f)  1992     04/94          (f)
     310,511       480,398       790,909      122,907   1993     04/94          (b)


     494,336       566,016     1,060,352      140,095   1988     07/94          (b)
     426,378       646,811     1,073,189      156,372   1994     09/94          (b)


     112,840            (e)      112,840           (f)  1994     07/94          (f)


     248,378       202,738       451,116       43,443   1994     06/94          (h)
     346,854       303,425       650,279       27,429   1994     06/94          (j)
     254,023            (e)      254,023           (f)  1994     06/94          (f)
     210,008       311,622       521,630       68,429   1976     05/95          (b)
     454,448            (e)      454,448           (f)  1995     07/94          (f)
     171,859            (e)      171,859           (f)  1994     07/94          (f)


     735,323       709,885     1,445,208        1,973   1998     12/01          (b)



     592,917       678,893     1,271,810      159,400   1994     12/94          (b)
-------------  ------------  ------------  -----------

 $14,236,528    $9,789,456   $24,025,984   $1,831,033
=============  ============  ============  ===========








     409,942       737,391     1,147,333      128,544   1994     10/96          (b)
     518,507       542,919     1,061,426       94,643   1994     10/96          (b)



     173,396       329,201       502,597       54,613   1993     01/97          (b)


     398,313             -       398,313           (d)    -      10/96          (d)
     253,934       531,509       785,443       92,653   1996     10/96          (b)
-------------  ------------  ------------  -----------

  $1,754,092    $2,141,020    $3,895,112     $370,453
=============  ============  ============  ===========








  $1,036,297    $1,499,296    $2,535,593      $79,269   2000     06/00          (b)
=============  ============  ============  ===========








    $138,382      $676,588      $814,970     $133,933   1996     01/96          (b)
=============  ============  ============  ===========







    $638,026            (e)     $638,026           (f)  1982     06/98          (f)
=============  ============  ============








    $786,973    $1,364,990    $2,151,963      $34,125   2000     04/01          (b)
=============  ============  ============  ===========








    $392,880    $1,194,307    $1,587,187       $3,318   2001     08/01          (b)
=============  ============  ============  ===========













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


           -            (e)           (e)          (f)  1994     06/94          (f)
           -            (e)           (e)          (f)  1994     07/94          (f)
           -            (e)           (e)          (f)  1995     07/94          (f)










           -            (e)           (e)          (f)  1982     06/98          (f)



                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

         NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001

(a) Transactions in real estate and accumulated depreciation during 2001, 2000 and 1999 are summarized as follows:

                                                                                         Accumulated
                                                                     Cost               Depreciation
                                                              -------------------    --------------------

                 Properties the Partnership has Invested
                    in Under Operating Leases:

                      Balance, December 31, 1998                  $   24,422,087          $    1,080,652
                      Dispositions                                      (663,012 )               (33,124 )
                      Reclassified from net investment
                         in direct financing lease                     1,439,009                      --
                      Reclassified to net investment in
                         direct financing lease                         (349,163 )                    --
                      Provision for write-down of assets                (239,594 )                    --
                      Depreciation expense                                    --                 298,123
                                                              -------------------    --------------------

                      Balance, December 31, 1999                      24,609,327               1,345,651
                      Acquisition                                        749,500                      --
                      Dispositions                                      (586,028 )               (23,899 )
                      Provision for write-down of assets                (394,474 )                    --
                      Depreciation expense                                    --                 337,382
                                                              -------------------    --------------------

                      Balance, December 31, 2000                      24,378,325               1,659,134
                      Acquisitions                                     1,445,207                      --
                      Dispositions                                    (1,797,548 )              (155,527 )
                      Depreciation expense                                    --                 327,426
                                                              -------------------    --------------------

                      Balance, December 31, 2001                  $   24,025,984          $    1,831,033
                                                              ===================    ====================

                 Properties of Joint Venture in Which
                    the Partnership has a 50% Interest
                    and has Invested in Under Operating
                    Leases:

                      Balance, December 31, 1997                  $    4,883,784           $     207,269
                      Depreciation expense                                    --                  94,202
                                                              -------------------    --------------------

                      Balance, December 31, 1998                       4,883,784                 301,471
                      Depreciation expense                                    --                  94,202
                                                              -------------------    --------------------

                      Balance, December 31, 1999                       4,883,784                 395,673
                      Dispositions                                      (988,672 )              (104,199 )
                      Depreciation expense                                    --                  78,979
                                                              -------------------    --------------------

                      Balance, December 31, 2000                  $    3,895,112           $     370,453
                                                              ===================    ====================






                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

   NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2001

                                                                                        Accumulated
                                                                     Cost               Depreciation
                                                              -------------------    -------------------

               Property of Joint Venture in Which the Partnership has a 23.62%
                 Interest and has Invested in Under an Operating Lease:

                     Balance, December 31, 1999                        $      --              $      --
                     Acquisition                                       2,535,593                     --
                     Depreciation expense                                     --                 29,292
                                                              -------------------    -------------------

                     Balance, December 31, 2000                        2,535,593                 29,292
                     Depreciation expense                                     --                 49,977
                                                              -------------------    -------------------

                     Balance, December 31, 2001                    $   2,535,593           $     79,269
                                                              ===================    ===================

               Property Which the Partnership has a 16% Interest as
                  Tenants-In-Common and has Invested in Under an Operating
                  Lease:

                     Balance, December 31, 1998                     $    814,970           $     66,274
                     Depreciation expense                                     --                 22,553
                                                              -------------------    -------------------

                     Balance, December 31, 1999                          814,970                 88,827
                     Depreciation expense                                     --                 22,553
                                                              -------------------    -------------------

                     Balance, December 31, 2000                          814,970                111,380
                     Depreciation expense                                     --                 22,553
                                                              -------------------    -------------------

                     Balance, December 31, 2001                     $    814,970           $    133,933
                                                              ===================    ===================

               Property in Which the Partnership has a 15% Interest as
                  Tenants-In-Common and has Invested in Under an Operating
                  Lease:

                     Balance, December 31, 1998                     $    638,026              $      --
                     Depreciation expense (f)                                 --                     --
                                                              -------------------    -------------------

                     Balance, December 31, 1999                          638,026                     --
                     Depreciation expense (f)                                 --                     --
                                                              -------------------    -------------------

                     Balance, December 31, 2000                          638,026                     --
                     Depreciation expense (f)                                 --                     --
                                                              -------------------    -------------------

                     Balance, December 31, 2001                     $    638,026              $      --
                                                              ===================    ===================




                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

   NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2001

                                                                                        Accumulated
                                                                     Cost               Depreciation
                                                              -------------------    -------------------
               Property Which the Partnership has a 59% Interest as
                  Tenants-In-Common and has Invested in Under an Operating
                  Lease:

                     Balance, December 31, 2000                        $      --              $      --
                     Acquisition                                       2,151,963                     --
                     Depreciation expense                                     --                 34,125
                                                              -------------------    -------------------

                     Balance, December 31, 2001                    $   2,151,963           $     34,125
                                                              ===================    ===================

               Property of Joint Venture in which the Partnership has a 31.25%
                  Interest and has Invested in Under an Operating Lease:

                     Balance, December 31, 2000                        $      --              $      --
                     Acquisition                                       1,587,187                     --
                     Depreciation expense                                     --                  3,318
                                                              -------------------    -------------------

                     Balance, December 31, 2001                    $   1,587,187            $     3,318
                                                              ===================    ===================

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $45,122,373 and $12,142,818, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) The building portion of this Property is owned by the tenant; therefore, depreciation is not applicable.

(e) Certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(f) The portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(g) The lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in the net investment in direct financing leases; therefore, depreciation is not applicable.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

   NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 2001


(h) Effective June 11, 1998, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 26 years. The undepreciated cost of the Property in Medina, Ohio was written down to its estimated net realizable value due to an impairment in value. The Partnership recognized the impairments by recording a provision for write-down of assets in the amount of $394,474 in 2000. The impairment at December 31, 2000 represented the difference between the Property's carrying value and the estimated net realizable value of the Property at December 31, 2000. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provision for write-down of assets.

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

(k) Effective June 11, 1998, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 26 years. The undepreciated cost of the Property in Lancaster, South Carolina was written down to its estimated net realizable value due to an impairment in value. The Partnership recognized the impairment during 1998, by recording a provision for write-down of assets in the amount of $108,410 and $167,526, respectively. The impairment represented the difference between the Property's carrying value and the estimated net realizable value of the Property at December 31, 1998. In May 1999, the Partnership re-leased the Property to a new tenant. In connection, the building portion of the lease was reclassified from an operating lease to a net investment in direct financing lease, based on the net carrying value of the building.