Form 10-Q
period 2002-03-31
CNL INCOME FUND XV LTD
filed 2002-05-15
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to _____________________


                             Commission file number
                                     0-26216
                     ---------------------------------------


                            CNL Income Fund XV, Ltd.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                      59-3198888
----------------------------------              ----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                           32801
----------------------------------              ----------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
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

                                    CONTENTS





Part I                                                                  Page


   Item 1.    Financial Statements:

                  Condensed Balance Sheets                               1

                  Condensed Statements of Income                         2

                  Condensed Statements of Partners' Capital              3

                  Condensed Statements of Cash Flows                     4

                  Notes to Condensed Financial Statements                5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    7-11

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                            11

Part II

   Other Information                                                     12-13

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                              March 31,             December 31,
                                                                                 2002                   2001
                                                                          -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, net                                  $ 21,194,681           $ 21,274,695
   Net investment in direct financing leases                                       4,782,722              4,805,598
   Real estate held for sale                                                              --                999,054
   Investment in joint ventures                                                    4,582,539              4,554,955
   Cash and cash equivalents                                                       1,286,038              1,364,668
   Restricted cash                                                                 1,297,931                    179
   Receivables, less allowance for doubtful
       accounts of $191,602 in 2002 and 2001                                              --                 21,795
   Due from related parties                                                               --                 15,022
   Accrued rental income less allowance for doubtful
       accounts of $27,005 in 2002 and 2001                                        1,804,939              1,762,792
   Other assets                                                                       25,958                 33,450
                                                                          -------------------    -------------------

                                                                                $ 34,974,808           $ 34,832,208
                                                                          ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                               $   27,780             $    5,993
   Real estate taxes payable                                                          24,112                 29,605
   Distributions payable                                                             800,000                800,000
   Due to related parties                                                             25,610                 20,970
   Rents paid in advance and deposits                                                 20,540                 68,253
   Deferred rental income                                                                159                  6,896
                                                                          -------------------    -------------------
       Total liabilities                                                             898,201                931,717

   Partners' capital                                                              34,076,607             33,900,491
                                                                          -------------------    -------------------

                                                                                $ 34,974,808           $ 34,832,208
                                                                          ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                           Quarter Ended
                                                                             March 31,
                                                                      2002                2001
                                                                 ----------------    ---------------
Revenues:
    Rental income from operating leases                                $ 621,113          $ 575,107
    Earned income from direct financing leases                           139,920            182,554
    Contingent rental income                                               1,911                 --
    Interest and other income                                              4,439             22,542
                                                                 ----------------    ---------------
                                                                         767,383            780,203
                                                                 ----------------    ---------------

Expenses:
    General operating and administrative                                  69,468            133,601
    Provision for doubtful accounts                                           --             17,834
    Professional services                                                 18,176             21,232
    Management fees to related parties                                     9,110              8,708
    Real estate taxes                                                      3,628              2,405
    State and other taxes                                                 36,584             61,212
    Depreciation and amortization                                         80,754             80,701
    Provision for write-down of assets                                        --            288,684
                                                                 ----------------    ---------------
                                                                         217,720            614,377
                                                                 ----------------    ---------------

Income Before Gain on Sale of Assets and Equity
    in Earnings of Joint Ventures                                        549,663            165,826

Equity in Earnings of Joint Ventures                                     109,916             80,799
                                                                 ----------------    ---------------

Income from Continuing Operations                                        659,579            246,625
                                                                 ----------------    ---------------

Discontinued Operations (Note 4):
    Income from discontinued operations, net                              14,709             23,044
    Gain on disposal of discontinued operations, net                     301,828                 --
                                                                 ----------------    ---------------
                                                                         316,537             23,044
                                                                 ----------------    ---------------

Net Income                                                             $ 976,116          $ 269,669
                                                                 ================    ===============

Income Per Limited Partner Unit
    Continuing operations                                               $    .16            $   .06
    Discontinued operations                                                  .08                .01
                                                                 ----------------    ---------------
                                                                        $    .24            $   .07
                                                                 ================    ===============

Weighted Average Number of Limited
    Partner Units Outstanding                                          4,000,000          4,000,000
                                                                 ================    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended            Year Ended
                                                                               March 31,             December 31,
                                                                                  2002                   2001
                                                                           -------------------     ------------------
General partners:
    Beginning balance                                                             $   174,788             $  174,788
    Net income                                                                             --                     --
                                                                           -------------------     ------------------
                                                                                      174,788                174,788
                                                                           -------------------     ------------------

Limited partners:
    Beginning balance                                                              33,725,703             34,285,502
    Net income                                                                        976,116              2,640,201
    Distributions ($0.20 and $0.80 per limited
       partner unit, respectively)                                                   (800,000 )           (3,200,000 )
                                                                           -------------------     ------------------
                                                                                   33,901,819             33,725,703
                                                                           -------------------     ------------------

Total partners' capital                                                          $ 34,076,607           $ 33,900,491
                                                                           ===================     ==================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Quarter Ended
                                                                                       March 31,
                                                                                2002               2001
                                                                            --------------     --------------
 Increase (Decrease) in Cash and Cash Equivalents

     Net Cash Provided by Operating Activities                                  $ 751,786          $ 810,865
                                                                            --------------     --------------

     Cash Flows from Investing Activities:
        Proceeds from sale of assets                                            1,300,882                 --
        Increase in restricted cash                                            (1,296,422 )               --
        Investment in joint venture                                               (34,876 )               --
                                                                            --------------     --------------
           Net cash used in investing activities                                  (30,416 )               --
                                                                            --------------     --------------

     Cash Flows from Financing Activities:
        Distributions to limited partners                                        (800,000 )         (800,000 )
                                                                            --------------     --------------
           Net cash used in financing activities                                 (800,000 )         (800,000 )
                                                                            --------------     --------------

 Net Increase (Decrease) in Cash and Cash Equivalents                             (78,630 )           10,865

 Cash and Cash Equivalents at Beginning of Quarter                              1,364,668          1,257,447
                                                                            --------------     --------------

 Cash and Cash Equivalents at End of Quarter                                   $1,286,038         $1,268,312
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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001



1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XV, Ltd. (the "Partnership") for the year ended December 31, 2001.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

2.       Reclassification:

         Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


3.       Restricted Cash:

         As of March 31, 2002, the net sales proceeds from the sale of the Partnerships property in Redlands, California were being held in an interest bearing account pending the release of funds to acquire an additional property.

4.       Discontinued Operations:

         During the quarter ended March 31, 2002, the Partnership sold its property in Redlands, California for approximately $1,337,900 and received net sales proceeds of approximately $1,300,900 resulting in a gain of approximately $301,800. The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of discontinued operations are as follows:

                                                        Quarter Ended March 31,
                                                        2002                2001
                                                  -----------------    ----------------
           Rental revenues                               $  13,379            $ 27,761
           Interest and other income                         2,530                  --
           Expenses                                         (1,200 )            (4,717 )
           Gain on disposal of assets                      301,828                  --
                                                  -----------------    ----------------
           Income from discontinued operations           $ 316,537            $ 23,044
                                                  =================    ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited Partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 47 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2002 and 2001 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $751,786 and $810,865 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in cash from operations for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 2002.

         In August 2001, the Partnership entered into a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with an affiliate of the Partnership which has the same general partners to construct and hold one restaurant Property. During the quarter ended March 31, 2002, the Partnership contributed approximately $34,900 to the joint venture to pay construction costs. Construction of the restaurant was completed in February 2002 and as of March 31, 2002 the Partnership owned a 31.25% interest in the profits and losses of the joint venture.

         In addition, in February 2002, the Partnership sold its Property in Redlands, California to an unrelated third party for approximately $1,337,900 and received net sales proceeds of approximately $1,300,900 resulting in a gain of approximately $301,800. The Partnership intends to use the sales proceeds to invest in an additional Property. The Partnership anticipates that the transaction, or a portion thereof, relating to the sale of the Property and the reinvestment of the proceeds will qualify as a like-kind exchange transaction for federal income tax purposes; however, the Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes at a level reasonably assumed by the general partners, resulting from the sale.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2002, the Partnership had $1,286,038 invested in such short-term investments, as compared to $1,364,668 at December 31, 2001 The decrease in cash and cash equivalents at March 31, 2002 was primarily a result of the Partnership contributing amounts to pay for construction costs related to CNL VII, XV Columbus Joint Venture. The funds remaining at March 31, 2002, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $800,000 for each of the quarters ended March 31, 2002 and 2001. This represents distributions for each applicable quarter of $0.20 per unit. No distributions were made to the general partners for the quarters ended March 31, 2002 and 2001. No amounts distributed to the limited partners for the quarters ended March 31, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, decreased to $898,201 at March 31, 2002, from $931,717 at December 31, 2001, primarily as a result of a decrease in real estate taxes payable and rents paid in advance and deposits at March 31, 2002, as compared to December 31, 2001. The decrease was partially offset by an increase in accounts payable and amounts due to related parties at March 31, 2002, as compared to December 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2001, the Partnership owned and leased 40 wholly owned Properties (including three Properties sold in 2001 and one Property acquired in December 2001), and during the quarter ended March 31, 2002, the Partnership owned and leased 38 wholly owned Properties (including one Property sold in February 2002) to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $761,033 and $757,661, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The increase in rental and earned income during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially due to the fact that in December 2001 the Partnership used a portion of the sales proceeds from the sale of the Partnership's Property in Greer, South Carolina and the majority of the sales proceeds from the sale of the Partnership's Property in Altadena, California to acquire a Property in Houston, Texas. In addition, the increase in rental and earned income during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001 was also partially due to the fact that the Partnership received rental payments relating to the Property in Bartlesville, Oklahoma. During 2000, Phoenix Restaurant Group, Inc. ("PRG"), the tenant of this Property, experienced financial difficulties and ceased payment of rent. As a result, the Partnership stopped recording rental revenue during the quarter ended March 31, 2001. In October 2001, PRG filed for bankruptcy and resumed payment of rent to the Partnership from the bankruptcy date through March 31, 2002. While PRG has neither rejected nor affirmed the lease, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the lease were to be rejected could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to sell or re-lease the Property in a timely manner. The increase in rental and earned income during the quarter ended March 31, 2002 was partially offset due to the fact that the Partnership sold several Properties during 2001.

         Rental and earned income remained at reduced amounts during the quarters ended March 31, 2002 and 2001, due to the fact that one of the Properties whose lease was rejected by Long John Silver's, Inc. has remained vacant since 1998. The general partners are currently seeking either a new tenant or purchaser for the vacant Property. The Partnership will not recognize any rental and earned income from this vacant Property until a new tenant for this Property is located or until the Property is sold and the proceeds from such sale are reinvested in an additional Property. The lost revenues resulting from this Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to sell or re-lease the Property in a timely manner.

         During the quarter ended March 31, 2001, the Partnership owned and leased seven Properties indirectly through joint venture arrangements (including one Property which was sold in 2001) and two Properties with affiliates of the general partners as tenants-in-common. During the quarter ended March 31, 2002, the Partnership owned and leased seven Properties indirectly through joint venture arrangements and three Properties with affiliates of the general partners as tenants-in-common. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $109,916 and $80,799, respectively, attributable to net income earned by these joint ventures. The increase in net income earned by these joint ventures during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily due to the fact that in April and August 2001, respectively, the Partnership invested in a Property in Blue Springs, Missouri with CNL Income Fund XIII, Ltd. as tenants-in-common, and in a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund VII, Ltd. Each of the CNL Income Funds is a Florida limited partnership pursuant to the laws of the state of Florida and an affiliate of the general partners. The increase in net income earned by joint ventures during the quarter ended March 31, 2002 was partially offset by the fact that in May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas in accordance with the purchase option under the lease agreement. During 2001, the joint venture distributed the net sales proceeds received from the sale as a return of capital to the Partnership and the other joint venture partner.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets were $217,720 and $614,377 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in operating expenses, during the quarter ended March 31, 2002, compared to the quarter ended March 31, 2001, was primarily attributable to the Partnership recording a provision for write-down of assets during the quarter ended March 31, 2001 in the amount of $288,684 relating to the Property in Greer, South Carolina. The provision represented the difference between the carrying value of the Property at March 31, 2001 and the net sales proceeds received in April 2001. No such provisions were recorded during the quarter ended March 31, 2002.

         In addition, the decrease during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001 was also attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. In addition, the decrease in operating expenses during the quarter ended March 31, 2002, was partially attributable to a decrease in state tax expense. Operating expenses were higher during the quarter ended March 31, 2001, due to the fact that during the quarter ended March 31, 2001 the Partnership recorded a provision for doubtful accounts of approximately $17,800 related to the Property in Bartlesville, Oklahoma. The tenant of the Property, Phoenix Restaurant Group, Inc., experienced financial difficulty and filed for bankruptcy during 2001.

         In February  2002,  the  Partnership  sold its  Property  in  Redlands,
California to an unrelated third party an recognized a gain of approximately $301,800, as described above in "Capital Resources." The Partnership intends to use the sales proceeds to invest in an additional Property. During the quarter ended march 31, 2002 and 2001, the Partnership recognized net rental income less property related expenses, amounting to $14,709 and $23,044, respectively, relating to this Property, which was reclassified to Discontinued Operations in Results from Operations. No Properties were sold during the quarter ended March 31, 2001.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.


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

                   (b)      Reports on Form 8-K

                            No reports on From 8-K were filed during the quarter entered March 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of May, 2002.


                                            CNL INCOME FUND XV, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  ----------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


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