Form 10-Q
period 2002-06-30
CNL INCOME FUND XV LTD
filed 2002-08-13
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to ______________________


                             Commission file number
                                     0-26216
                     ---------------------------------------


                            CNL Income Fund XV, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                        59-3198888
-------------------------------------              --------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
-------------------------------------              --------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                     (407) 540-2000
                                                   --------------------------


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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               June 30,             December 31,
                                                                                 2002                   2001
                                                                          -------------------    -------------------
                               ASSETS

   Land and buildings on operating leases, net                                 $  21,923,427          $  20,867,023
   Net investment in direct financing leases                                       4,756,472              4,805,598
   Real estate held for sale                                                         396,800              1,406,726
   Investment in joint ventures                                                    4,519,711              4,554,955
   Cash and cash equivalents                                                       1,266,738              1,364,668
   Restricted cash                                                                    86,772                    179
   Due from related parties                                                            1,388                 15,022
   Accrued rental income less allowance for doubtful
       accounts of $27,005 in 2002 and 2001                                        1,846,407              1,762,792
   Other assets                                                                       49,385                 55,245
                                                                          -------------------    -------------------

                                                                               $  34,847,100          $  34,832,208
                                                                          ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $     18,470            $     5,993
   Real estate taxes payable                                                          15,202                 29,605
   Distributions payable                                                             800,000                800,000
   Due to related parties                                                             21,138                 20,970
   Rents paid in advance and deposits                                                 39,089                 68,253
   Deferred rental income                                                                 --                  6,896
                                                                          -------------------    -------------------
       Total liabilities                                                             893,899                931,717

   Commitment (Note 8)

   Partners' capital                                                              33,953,201             33,900,491
                                                                          -------------------    -------------------

                                                                               $  34,847,100          $  34,832,208

                                                                          ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                    Quarter Ended                   Six Months Ended
                                                                       June 30,                         June 30,
                                                                2002              2001            2002            2001
                                                            -------------     -------------   --------------  --------------
Revenues:
    Rental income from operating leases                        $ 619,645         $ 607,888        1,242,669     $ 1,228,609
    Earned income from direct financing leases                   124,443           115,493          264,363         252,432
    Interest and other income                                     10,415            25,936           17,385          48,478
                                                            -------------     -------------   --------------  --------------
                                                                 754,503           749,317        1,524,417       1,529,519
                                                            -------------     -------------   --------------  --------------

Expenses:
    General operating and administrative                          72,377            90,172          154,580         235,344
    Property expenses                                              9,584            40,524           16,060          67,913
    Management fees to related parties                             8,236             7,783           17,346          16,491
    State and other taxes                                          3,646                --           40,230          61,212
    Depreciation and amortization                                 81,111            81,826          160,517         167,244
    Provision for write-down of assets                                --                --               --         288,684
                                                            -------------     -------------   --------------  --------------
                                                                 174,954           220,305          388,733         836,888
                                                            -------------     -------------   --------------  --------------

Income Before Gain on Sale of Assets and Equity
    in Earnings of Joint Ventures                                579,549           529,012        1,135,684         692,631

Gain on Sale of Assets                                                --           246,671               --         246,671

Equity in Earnings of Joint Ventures                             111,892           157,359          221,808         238,158
                                                            -------------     -------------   --------------  --------------

Income from Continuing Operations                                691,441           933,042        1,357,492       1,177,460
                                                            -------------     -------------   --------------  --------------

Discontinued Operations (Note 6):
    Income (Loss) from discontinued operations, net              (14,847 )          23,284           (6,610 )        48,535
    Gain on disposal of discontinued operations, net                  --                --          301,828              --
                                                            -------------     -------------   --------------  --------------
                                                                 (14,847 )          23,284          295,218          48,535
                                                            -------------     -------------   --------------  --------------

Net Income                                                     $ 676,594           956,326      $ 1,652,710     $ 1,225,995
                                                            =============     =============   ==============  ==============

Income Per Limited Partner Unit
    Continuing operations                                       $   0.16          $   0.23        $    0.34       $    0.29
    Discontinued operations                                         0.01              0.01             0.07            0.02
                                                            -------------     -------------   --------------  --------------
                                                                $   0.17              0.24        $    0.41       $    0.31
                                                            =============     =============   ==============  ==============

Weighted Average Number of Limited
    Partner Units Outstanding                                  4,000,000         4,000,000        4,000,000       4,000,000
                                                            =============     =============   ==============  ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Six Months Ended           Year Ended
                                                                               June 30,              December 31,
                                                                                 2002                    2001
                                                                          --------------------     ------------------

General partners:
    Beginning balance                                                           $     174,788           $    174,788
    Net income                                                                             --                     --
                                                                          --------------------     ------------------
                                                                                      174,788                174,788
                                                                          --------------------     ------------------

Limited partners:
    Beginning balance                                                              33,725,703             34,285,502
    Net income                                                                      1,652,710              2,640,201
    Distributions ($0.40 and $0.80 per limited
       partner unit, respectively)                                                 (1,600,000 )           (3,200,000 )
                                                                          --------------------     ------------------
                                                                                   33,778,413             33,725,703
                                                                          --------------------     ------------------

Total partners' capital                                                        $   33,953,201          $  33,900,491
                                                                          ====================     ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                2002               2001
                                                                           ---------------     --------------
 Increase (Decrease) in Cash and Cash Equivalents

     Net Cash Provided by Operating Activities                                $ 1,532,307        $ 1,560,744
                                                                           ---------------     --------------

     Cash Flows from Investing Activities:
        Proceeds from sale of assets                                            1,300,882          1,486,728
        Additions to land and building on operating leases                     (1,215,441 )               --
        Increase in restricted cash                                            (1,296,422 )               --
        Decrease in restricted cash                                             1,215,620                 --
        Return of capital from joint venture                                           --            400,000
        Collections on mortgage note receivable                                        --            225,865
        Investment in joint venture                                               (34,876 )       (1,269,658 )
                                                                           ---------------     --------------

           Net cash (used in) provided by investing activities                    (30,237 )          842,935
                                                                           ---------------     --------------

     Cash Flows from Financing Activities:
        Distributions to limited partners                                      (1,600,000 )       (1,600,000 )
                                                                           ---------------     --------------
           Net cash used in financing activities                               (1,600,000 )       (1,600,000 )
                                                                           ---------------     --------------

 Net Increase (Decrease) in Cash and Cash Equivalents                             (97,930 )          803,679

 Cash and Cash Equivalents at Beginning of Period                               1,364,668          1,257,447
                                                                           ---------------     --------------

 Cash and Cash Equivalents at End of Period                                   $ 1,266,738        $ 2,061,126
                                                                           ===============     ==============

 Supplemental Schedule of Non-Cash Financing
     Activities:

        Distributions declared and unpaid at end of
           period                                                              $  800,000         $  800,000
                                                                           ===============     ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Restricted Cash:

         As of June 30, 2002, a portion of the net sales proceeds from the sale of the Partnership's property in Redlands, California were being held in an interest bearing account pending the release of funds by the escrow agent.

4.       Land and Buildings on Operating Leases:

         In June 2002, the Partnership reinvested the majority of the proceeds from the sale of the property in Redlands, California (see Note 6) in a property in Houston, Texas at an approximate cost of $1,215,400. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 7).

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


5.       Investment in Joint Ventures:

         During 2002, the Partnership and CNL Income Fund VI, Ltd. entered into an agreement with an unrelated third party to sell the property in Fort Myers, Florida. The Partnership owns a 15% interest in this property. CNL Income Fund VI, Ltd. is an affiliate of the general partners. As a result, the tenancy in common reclassified the asset from land and building on operating leases and accrued rental income to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. In addition, the tenancy in common stopped recording depreciation and accrued rental income once the property was identified for sale. The financial results for this property are reflected as Discontinued Operations in the condensed financial information presented below.

         As of June 30, 2002, Wood-Ridge Real Estate Joint Venture owned and leased five properties to operators of fast-food and family-style restaurants. In addition, Pittsburgh Joint Venture, CNL VII & XV Columbus Joint Venture and the Partnership and affiliates, as three separate tenancy in common arrangements, each owned and leased one property to operators of fast-food and family-style restaurant chains.

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                          June 30,                        December 31,
                                                                            2002                              2001
                                                                        --------------                   ---------------
         Land and buildings on operating leases, net                      $10,200,380                      $ 10,363,727
         Real estate held for sale                                          1,520,850                         1,516,369
         Cash                                                                 103,364                           115,891
         Receivables                                                            4,739                            25,675
         Accrued rental income                                                300,222                           256,024
         Other assets                                                          14,256                            15,426
         Liabilities                                                           65,521                           184,716
         Partners' capital                                                 12,078,290                        12,108,396


                                                           Quarter Ended June 30,          Six Months Ended June 30,
                                                          2002               2001            2002             2001
                                                       ------------      -------------   --------------  ---------------

         Revenues                                        $ 317,622          $ 279,169        $ 637,129      $   519,515
         Lease termination income                               --            200,000               --          200,000
         Expenses                                          (55,393 )          (52,613 )       (115,635 )       (101,111 )
         Loss on sale of assets                                 --                 --               --          (84,473 )
                                                       ------------      -------------   --------------  ---------------
         Income from continuing operations                 262,229            426,556          521,494          533,931
                                                       ------------      -------------   --------------  ---------------

         Discontinued operations:
              Revenues                                      39,419             40,670           79,806           81,422
              Expenses                                         (55 )             (377 )           (367 )           (704 )
                                                       ------------      -------------   --------------  ---------------
                                                            39,364             40,293           79,439           80,718
                                                       ------------      -------------   --------------  ---------------

         Net Income                                      $ 301,593          $ 466,849        $ 600,933      $   614,649
                                                       ============      =============   ==============  ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


5.       Investment in Joint Ventures - Continued:

         The Partnership recognized income of $221,808 and $238,158 during the six months ended June 30, 2002 and 2001, respectively, of which $111,892 and $157,359 was earned during the quarters ended June 30, 2002 and 2001, respectively, from these joint ventures and tenants-in-common.

6.       Discontinued Operations:

         In February 2002, the Partnership sold its property in Redlands, California for approximately $1,337,900 and received net sales proceeds of approximately $1,300,900 resulting in a gain of approximately $301,800. In addition, in June 2002, the Partnership entered into an agreement with an unrelated third party to sell the property in Medina, Ohio. As a result, the Partnership reclassified the assets from land and building on operating leases to real estate held for sale. The reclassified property was recorded at the lower of its carrying amount or fair value, less cost to sell. In addition, the Partnership stopped recording depreciation once the property was identified for sale. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of discontinued operations are as follows:

                                                        Quarter Ended June 30,            Six Months Ended June 30,
                                                        2002              2001            2002            2001
                                                    -------------     --------------  -------------  --------------
         Rental revenues                                  $   --          $  27,761      $  13,379       $   55,523
         Expenses                                         (6,223 )           (4,477 )      (11,365 )         (6,988 )
         Provision for write-down of assets               (8,624 )               --         (8,624 )             --
         Gain on disposal of assets                           --                 --        301,828               --
                                                    -------------     --------------  -------------  ---------------

         (Loss) Income from discontinued
             operations                               $  (14,847 )       $   23,284      $ 295,218        $  48,535
                                                    =============     ==============  =============  ===============

7.       Related Party Transactions:

         In June, 2002, the Partnership acquired a property in Houston, Texas from CNL Funding 2001-A, LP, an affiliate of the general partners for a purchase price of $1,215,400 (see Note 4). CNL Funding 2001-A, LP purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property, including closing costs.

8.       Commitment:

         In June 2002, the Partnership entered into an agreement with an unrelated third party to sell the property in Medina, Ohio. The Partnership established a provision for write-down of assets of approximately $8,600 related to the anticipated sale of the property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 38 Properties directly and owned nine Properties indirectly through joint venture or tenancy in common arrangements. As of June 30, 2002, the Partnership owned 38 Properties directly and owned 10 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2002 and 2001 was cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operating activities was $1,532,307 and $1,560,744 for the six months ended June 30, 2002 and 2001, respectively. The decrease in cash from operating activities for the six months ended June 30, 2002, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 2002.

         In August 2001, the Partnership entered into a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund VII, Ltd. a Florida limited partnership and an affiliate of the general partners, to construct and hold one restaurant Property. During the six months ended June 30, 2002, the Partnership contributed approximately $34,900 to the joint venture to pay construction costs. Construction of the restaurant was completed in February 2002 and as of June 30, 2002 the Partnership owned a 31.25% interest in the profits and losses of the joint venture.

         In addition, in February 2002, the Partnership sold its Property in Redlands, California to an unrelated third party for approximately $1,337,900 and received net sales proceeds of approximately $1,300,900 resulting in a gain on disposal of discontinued operations of approximately $301,800. In June 2002, the Partnership reinvested the majority of these sales proceeds in a Property in Houston, Texas at an approximate cost of $1,215,400. The Partnership acquired this Property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the
Property, including closing costs. The Partnership believes that the transaction, or a portion thereof, relating to the sale of the Property and the reinvestment of the proceeds will qualify as a like-kind exchange transaction for federal income tax purposes; however, the Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes at a level reasonably assumed by the general partners, resulting from the sale.

         In June 2002, the Partnership entered into an agreement with an unrelated third party to sell the Property in Medina, Ohio. In addition, during 2002, the Partnership and CNL Income Fund VI, Ltd., an affiliate of the general partners entered into an agreement with an unrelated third party to sell the Bennigan's Property in Fort Myers, Florida. The Partnership owns a 15% interest in this Property. As of August 12, 2002, these sales have not occurred.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2002, the Partnership had $1,266,738 invested in such short-term investments, as compared to $1,364,668 at December 31, 2001. The decrease in cash and cash equivalents at June 30, 2002 was primarily a result of the Partnership contributing amounts to pay for construction costs related to CNL VII, XV Columbus Joint Venture. The funds remaining at June 30, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,600,000 for each of the six months ended June 30, 2002 and 2001 ($800,000 for each applicable quarter). This represents distributions for each of the six months ended June 30, 2002 and 2001 of $0.40 per unit ($0.20 for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2002 and 2001. No amounts distributed to the limited partners for the six months ended June 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $893,899 at June 30, 2002, as compared to $931,717 at December 31, 2001, primarily as a result of a decrease in real estate taxes payable, rents paid in advance and deposits and deferred rental income at June 30, 2002. The decrease was partially offset by an increase in accounts payable at June 30, 2002, as compared to December 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $1,507,032 for the six months ended June 30, 2002, as compared to $1,481,041 in the comparable period of 2001, of which $744,088 and $723,381 were earned during the second quarter of 2002 and 2001, respectively. The increase in rental revenues during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was partially due to the fact that in December 2001 the Partnership used a portion of the sales proceeds from the sale of the Partnership's Property in Greer, South Carolina and the majority of the sales proceeds from the sale of the Partnership's Property in Altadena, California to acquire a Property in Houston, Texas. In addition, the increase in revenues during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001 was also partially due to the fact that the Partnership received rental payments relating to the Property in Bartlesville, Oklahoma. During 2000, Phoenix Restaurant Group, Inc. ("PRG"), the tenant of this Property, experienced financial difficulties and ceased payment of rent. As a result, the Partnership stopped recording rental revenue during the quarter ended March 31, 2001. In October 2001, PRG filed for bankruptcy and resumed payment of rent to the Partnership from the bankruptcy date through April 30, 2002. The Partnership re-leased this Property to a new tenant in May 2002. The increase in rental revenues during the quarter and six months ended June 30, 2002 was partially offset by the fact that the Partnership sold several Properties during 2001.

         During the six months ended June 30, 2002 and 2001, the Partnership earned $17,385 and $48,478, respectively, in interest and other income, of which $10,415 and $25,936 were earned during the quarters ended June 30, 2002 and 2001, respectively. The decrease in interest and other income during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was due to a decrease in the average cash balance and due to a decline in interest rates.

         During the six months ended June 30, 2002 and 2001, the Partnership earned $221,808 and $238,158, respectively, attributable to net income earned by joint ventures, of which $111,892 and $157,359 were earned during the quarters ended June 30, 2002 and 2001. The decrease in net income earned by joint ventures during the quarter and six months ended June 30, 2002, as compared to the same periods in 2001, was primarily due to the fact that in May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas in accordance with the purchase option under the lease agreement. During 2001, the joint venture distributed the net sales proceeds received from the sale as a return of capital to the Partnership and the other joint venture partner. The decrease in net income earned by joint ventures was partially offset by the fact that in April and August 2001, respectively, the Partnership invested in a Property in Blue Springs, Missouri with CNL Income Fund XIII, Ltd. as tenants-in-common, and in a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund VII, Ltd. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the general partners.

         In June 2002, the Partnership and CNL Income Fund VI, Ltd. entered into an agreement with an unrelated third party to sell the Property in Fort Myers, Florida, as described below.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets were $388,733 and $836,888 for the six months ended June 30, 2002 and 2001, respectively, of which $174,954 and $220,305 were incurred during the quarters ended June 30, 2002 and 2001, respectively. Operating expenses were higher during the six months ended June 30, 2001, compared to the six months ended June 30, 2002, as a result of the Partnership recording a provision for write-down of assets during the six months ended June 30, 2001 in the amount of $288,684 relating to the Property in Greer, South Carolina. The provision represented the difference between the carrying value of the Property and its fair value.

         The decrease in operating expenses during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was also attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and due to a decrease in state tax expense. In addition, during the quarter and six months ended June 30, 2001, the Partnership recorded a provision for doubtful accounts of approximately $46,900 related to the Property in Bartlesville, Oklahoma. The tenant of the Property, Phoenix Restaurant Group, Inc., experienced financial difficulty and filed for bankruptcy during 2001. The Partnership re-leased this Property to a new tenant in May 2002.

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

         As a result of the sale of the Property in Woodland Hills, California, the Partnership recorded a gain of $246,671 during the quarter and six months ended June 30, 2001.

         In February 2002, the Partnership sold its Property in Redlands, California to an unrelated third party and recognized a gain on disposal of discontinued operations of approximately $301,800, as described above. The
Partnership used the sales proceeds to invest in an additional Property. In addition, in June 2002, The Partnership entered into an agreement with an unrelated third party to sell the Property in Medina, Ohio. The Partnership expects to use the proceeds from the sale to reinvest in an additional income producing Property. In accordance with Statement of Financial Accounting
Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership reclassified this asset from land and building on operating leases to real estate held for sale. The Partnership recorded the reclassified asset at the lower of its carrying amount or fair value, less cost to sell. In addition, during the six months ended June 30, 2002, the Partnership stopped recording depreciation once the Property was identified for sale. The Partnership recognized net rental (loss) income (rental revenues less Property related expenses) of ($6,610) and $48,535 during the six months ended June 30, 2002 and 2001, respectively, of which ($14,847) and $23,284 was recorded during the quarters ended June 30, 2002 and 2001, respectively. These amounts were reported as Discontinued Operations in the financial statements.

         In June 2002, the Partnership and CNL Income Fund VI, Ltd., as tenants-in common, entered into an agreement with an unrelated third party to sell the Property in Fort Myers, Florida. The Partnership owns a 15% interest in this Property. The Partnership expects to use the proceeds from the sale to reinvest in an additional income producing Property. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the tenancy-in common reclassified this asset from land and building on operating leases and accrued rental income to real estate held for sale. The tenancy-in common recorded the reclassified asset at the lower of its carrying amount or fair value, less cost to sell. In addition, during the six months ended June 30, 2002, the tenancy-n common stopped recording depreciation and accrued rental income once the Property was identified for sale. The tenancy-in-common recognized net rental income (rental revenues less Property related expenses) of $79,439 and $80,718 during the six months ended June 30, 2002 and 2001, respectively, of which $39,364 and $40,293 was earned during the quarters ended June 30, 2002 and 2001, respectively. The Partnership's pro-rata share of these amounts are included in equity in earnings of joint ventures in the accompanying financial statements.


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

                   10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                   (b)      Reports on Form 8-K

                            No reports on From 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of August, 2002.


                                            CNL INCOME FUND XV, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  ------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  ------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XV, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




Date:  August 12, 2002                      /s/ James M. Seneff, Jr.
                                            -----------------------------------
                                            Name:  James M. Seneff, Jr.
                                            Title: Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robert A. Bourne, the President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XV, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.




Date:  August 12, 2002                       /s/ Robert A. Bourne
                                             ---------------------------------
                                             Name:  Robert A. Bourne
                                             Title: President and Treasurer

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

            10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                                  EXHIBIT 10.5