Form 10-Q
period 2002-09-30
CNL INCOME FUND XV LTD
filed 2002-11-13
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2002
                     --------------------------------------

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


                            CNL Income Fund XV, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                                            59-3198888
------------------------------------             -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation o                                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
-----------------------------------------        -------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number
(including area code)                                 (407) 540-2000
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

                                    CONTENTS





Part I                                                                 Page

   Item 1.   Financial Statements:

                  Condensed Balance Sheets                              1

                  Condensed Statements of Income                        2

                  Condensed Statements of Partners' Capital             3

                  Condensed Statements of Cash Flows                    4

                  Notes to Condensed Financial Statements               5-6

   Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   7-10

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                           10

   Item 4.   Controls and Procedures                                    10

Part II

   Other Information                                                    11-12

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS



                                                                       September 30,           December 31,
                                                                            2002                   2001
                                                                     -------------------    -------------------
                           ASSETS

   Land and buildings on operating leases, net                          $  21,840,111          $  20,867,023
   Net investment in direct financing leases                                4,728,100              4,805,598
   Real estate held for sale                                                       --              1,406,726
   Investment in joint ventures                                             4,476,172              4,554,955
   Cash and cash equivalents                                                1,812,467              1,364,668
   Restricted cash                                                                 --                    179
   Receivables, less allowance for doubtful accounts
       of $3,820 and $191,602, respectively                                     1,196                 21,795
   Due from related parties                                                        --                 15,022
   Accrued rental income less allowance for doubtful
       accounts of $27,005 in 2002 and 2001                                 1,889,142              1,762,792
   Other assets                                                                40,136                 33,450
                                                                        -------------          -------------

                                                                        $  34,787,324          $  34,832,208
                                                                        =============          =============

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                      $     10,091            $     5,993
   Real estate taxes payable                                                   10,527                 29,605
   Distributions payable                                                      800,000                800,000
   Due to related parties                                                      35,158                 20,970
   Rents paid in advance and deposits                                          16,244                 68,253
   Deferred rental income                                                          --                  6,896
                                                                        -------------          -------------
       Total liabilities                                                      872,020                931,717

   Partners' capital                                                       33,915,304             33,900,491
                                                                        -------------          -------------

                                                                        $  34,787,324          $  34,832,208
                                                                        ==============         =============


            See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                    Quarter Ended                   Nine Months Ended
                                                                    September 30,                     September 30,
                                                                2002              2001            2002            2001
                                                            -------------     -------------   --------------  --------------

Revenues:
    Rental income from operating leases                        $ 665,819         $ 601,238      $ 1,908,488     $ 1,829,847
    Earned income from direct financing leases                   152,023           113,397          416,386         365,829
    Interest and other income                                      3,069            21,648           20,454          70,126
                                                               ---------         ---------      -----------     -----------
                                                                 820,911           736,283        2,345,328       2,265,802
                                                               ---------         ---------      -----------     -----------

Expenses:
    General operating and administrative                          66,913            40,486          221,493         275,831
    Property expenses                                              3,259             4,351           17,368          72,262
    Management fees to related parties                             9,240             8,356           26,586          24,847
    State and other taxes                                             --                --           40,230          61,212
    Depreciation and amortization                                 84,056            63,628          244,573         230,872
    Provision for write-down of assets                                --           223,839               --         512,523
                                                               ---------         ---------      -----------     -----------
                                                                 163,468           340,660          550,250       1,177,547
                                                               ---------         ---------      -----------     -----------

Income Before Gain on Sale of Assets and Equity
    in Earnings of Joint Ventures                                657,443           395,623        1,795,078       1,088,255

Gain on Sale of Assets                                                --                --               --         246,671

Equity in Earnings of Joint Ventures                             109,591            99,801          331,399         337,959
                                                               ---------         ---------      -----------     -----------

Income from Continuing Operations                                767,034           495,424        2,126,477       1,672,885
                                                               ----------        ---------      -----------     -----------

Discontinued Operations (Note 5):
    Income (Loss) from discontinued operations, net               (3,336 )           4,582          (11,897 )        53,116
    Gain (Loss) on disposal of discontinued
       operations, net                                            (1,595 )              --          300,233              --
                                                               ---------         ---------      -----------     -----------
                                                                  (4,931 )           4,582          288,336          53,116
                                                               ---------         ---------      -----------     -----------

Net Income                                                     $ 762,103         $ 500,006      $ 2,414,813     $ 1,726,001
                                                               =========         =========      ===========     ===========

Income Per Limited Partner Unit
    Continuing operations                                      $    0.20         $    0.12      $      0.53     $      0.42
    Discontinued operations                                        (0.01 )            0.01             0.07            0.01
                                                               ---------         ---------      -----------     -----------
                                                               $    0.19         $    0.13      $      0.60     $      0.43
                                                               =========         =========      ===========     ===========
Weighted Average Number of Limited
    Partner Units Outstanding                                  4,000,000         4,000,000        4,000,000       4,000,000
                                                               =========         =========      ===========     ===========


            See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                   Nine Months Ended                Year Ended
                                                                     September 30,                  December 31,
                                                                        2002                             2001
                                                                 ---------------------          ------------------

General partners:
    Beginning balance                                                $    174,788                  $    174,788
    Net income                                                                 --                            --
                                                                     ------------                  ------------
                                                                          174,788                       174,788
                                                                     ------------                  ------------

Limited partners:
    Beginning balance                                                  33,725,703                    34,285,502
    Net income                                                          2,414,813                     2,640,201
    Distributions ($0.60 and $0.80 per limited
       partner unit, respectively)                                     (2,400,000 )                  (3,200,000 )
                                                                     ------------                  ------------
                                                                       33,740,516                    33,725,703
                                                                     ------------                  ------------

Total partners' capital                                              $ 33,915,304                  $ 33,900,491
                                                                     ============                  ============

            See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                2002               2001
                                                                           ---------------     --------------

 Increase (Decrease) in Cash and Cash Equivalents

     Net Cash Provided by Operating Activities                                $ 2,396,060        $ 2,283,173
                                                                              -----------        -----------

     Cash Flows from Investing Activities:
        Proceeds from sale of assets                                            1,696,086          1,486,728
        Additions to land and building on operating leases                     (1,215,441 )               --
        Increase in restricted cash                                            (1,296,422 )               --
        Decrease in restricted cash                                             1,302,392                 --
        Investment in joint venture                                               (34,876 )       (1,521,169 )
        Collections on mortgage note receivable                                        --            225,865
        Return of capital from joint venture                                           --            400,000
                                                                              -----------        -----------
           Net cash provided by investing activities                              451,739            591,424
                                                                              -----------        -----------

     Cash Flows from Financing Activities:
        Distributions to limited partners                                      (2,400,000 )       (2,400,000 )
                                                                              -----------        -----------
           Net cash used in financing activities                               (2,400,000 )       (2,400,000 )
                                                                              -----------        -----------

 Net Increase in Cash and Cash Equivalents                                        447,799            474,597

 Cash and Cash Equivalents at Beginning of Period                               1,364,668          1,257,447
                                                                              -----------        -----------

 Cash and Cash Equivalents at End of Period                                   $ 1,812,467        $ 1,732,044
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


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:

         In June 2002, the Partnership reinvested the majority of the proceeds from the sale of the property in Redlands, California (see Note 4) in a property in Houston, Texas at an approximate cost of $1,215,400. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 5).

4.       Investment in Joint Ventures:

         In June 2002, the Partnership and CNL Income Fund VI, Ltd., an affiliate of the general partners, entered into an agreement with an unrelated third party to sell the property in Fort Myers, Florida. The Partnership owns a 15% interest in this Property. The contract for the sale of the Property was subsequently terminated and as a result, the tenancy in common reclassified the asset from real estate held for sale to land and building on operating leases and accrued rental income.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


5.       Discontinued Operations:

         In February 2002, the Partnership sold its property in Redlands, California for approximately $1,337,900 and received net sales proceeds of approximately $1,300,900 resulting in a gain of approximately $301,800. In addition, in September 2002, the Partnership sold its property in Medina, Ohio to an unrelated third party for $400,000 and received net sales proceeds of approximately $395,200 resulting in a loss of approximately $1,600. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of discontinued operations are as follows:

                                                Quarter Ended September 30,       Nine Months Ended September 30,
                                                   2002             2001               2002               2001
                                              ---------------   --------------   -----------------   ---------------
          Rental revenues                            $    --       $   27,761         $    13,379        $   83,284
          Expenses                                    (3,336 )        (23,179 )           (16,652 )         (30,168 )
          Provision for write-down of
               assets                                     --               --              (8,624 )              --
          Gain (loss) on disposal of assets           (1,595 )             --             300,233                --
                                              ---------------   --------------   -----------------   ---------------
          Income (loss) from discontinued
               operations                            $(4,931)      $    4,582         $   288,336        $   53,116
                                              ===============   ==============   =================   ===============

6.       Related Party Transactions:

         In June, 2002, the Partnership acquired a property in Houston, Texas from CNL Funding 2001-A, LP, an affiliate of the general partners for a purchase price of $1,215,400 (see Note 3). CNL Funding 2001-A, LP purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 39 Properties directly and owned nine Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2002, the Partnership owned 37 Properties directly and owned 10 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) was $2,396,060 and $2,283,173 for the nine months ended September 30, 2002 and 2001, respectively. The increase in cash from operating activities for the nine months ended September 30, 2002, was primarily a result of changes in income and expenses, as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the nine months ended September 30, 2002.

         In August 2001, the Partnership entered into a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund VII, Ltd. a Florida limited partnership and an affiliate of the general partners, to construct and hold one restaurant Property. During the nine months ended September 30, 2002, the Partnership contributed approximately $34,900 to the joint venture to pay construction costs. Construction of the restaurant was completed in February 2002 and as of September 30, 2002 the Partnership owned a 31.25% interest in the profits and losses of the joint venture.

         In addition, in February 2002, the Partnership sold its Property in Redlands, California to an unrelated third party for approximately $1,337,900 and received net sales proceeds of approximately $1,300,900 resulting in a gain on disposal of discontinued operations of approximately $301,800. In June 2002, the Partnership reinvested the majority of these sales proceeds in a Property in Houston, Texas at an approximate cost of $1,215,400. The Partnership acquired this Property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire the Property. The Partnership believes that the transaction, or a portion thereof, relating to the sale of the Property and the reinvestment of the proceeds will qualify as a like-kind exchange transaction for federal income tax purposes; however, the Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes at a level reasonably assumed by the general partners, resulting from the sale.

         In September 2002, the Partnership sold its Property in Medina, Ohio to an unrelated third party for $400,000 and received net sales proceeds of approximately $395,200 resulting in a loss on disposal of discontinued operations of approximately $1,600. The Partnership intends to use the proceeds to invest in an additional Property.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2002, the Partnership had $1,812,467 invested in such short-term investments, as compared to $1,364,668 at December 31, 2001. The increase in cash and cash equivalents at September 30, 2002 was primarily attributable to the Partnership receiving approximately $395,200 of net sales proceeds from the sale of the Property in Medina, Ohio, as described above. The funds remaining at September 30, 2002, after investing in an additional Property and payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

         Total liabilities of the Partnership, including distributions payable, were $872,020 at September 30, 2002, as compared to $931,717 at December 31, 2001, primarily as a result of a decrease in real estate taxes payable, rents paid in advance and deposits and deferred rental income at September 30, 2002. The decrease was partially offset by an increase in amounts due to related parties and accounts payable at September 30, 2002, as compared to December 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current cash from operations, the Partnership declared distributions to limited partners of $2,400,000 for each of the nine months ended September 30, 2002 and 2001 ($800,000 for each applicable quarter). This represents distributions for each of the nine months ended September 30, 2002 and 2001 of $0.60 per unit ($0.20 for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2002 and 2001. No amounts distributed to the limited partners for the nine months ended September 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $2,324,874 for the nine months ended September 30, 2002, as compared to $2,195,676 in the comparable period of 2001, of which $817,842 and $714,635 were earned during the quarters ended September 30, 2002 and 2001, respectively. The increase in rental revenues during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was partially due to the fact that in December 2001 the Partnership used a portion of the sales proceeds from the sale of the Partnership's Property in Greer, South Carolina and the majority of the sales proceeds from the sale of the Partnership's Property in Altadena, California to acquire a Property in Houston, Texas. In addition, the increase in revenues during the nine months ended September 30, 2002, as compared to the same period of 2001 was also partially due to the fact that the Partnership received rental payments relating to the Property in Bartlesville, Oklahoma. During 2000, Phoenix Restaurant Group, Inc. ("PRG"), the tenant of this Property, experienced financial difficulties and ceased payment of rent. As a result, the Partnership stopped recording rental revenue during the quarter ended March 31, 2001. In October 2001, PRG filed for bankruptcy and resumed payment of rent to the Partnership from the bankruptcy date through April 30, 2002. The Partnership re-leased this Property to a new tenant in May 2002. In addition, the increase in revenues during the quarter and nine months ended September 30, 2002 was partially attributable to the fact that in June 2002 the Partnership used the majority of the proceeds from the sale of the Property in Redlands, California to acquire another Property in Houston, Texas. The increase in rental revenues during the quarter and nine months ended September 30, 2002 was partially offset by the fact that the Partnership sold several Properties during 2001.

         During the nine months ended September 30, 2002 and 2001, the Partnership earned $20,454 and $70,126, respectively, in interest and other income, of which $3,069 and $21,648 were earned during the quarters ended September 30, 2002 and 2001, respectively. The decrease in interest and other income during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was due to a decrease in the average cash balance and due to a decline in interest rates.

         During the six months ended June 30, 2002 and 2001, the Partnership earned $331,399 and $337,959, respectively, attributable to net income earned by joint ventures, of which $109,591 and $99,801 were earned during the quarters ended September 30, 2002 and 2001. The decrease in net income earned by joint ventures during the nine months ended September 30, 2002, as compared to the same period in 2001, was primarily due to the fact that in May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas in accordance with the purchase option under the lease agreement. During 2001, the joint venture distributed the net sales proceeds received from the sale as a return of capital to the Partnership and the other joint venture partner. The decrease in net income earned by joint ventures was partially offset by the fact that in April and August 2001, respectively, the Partnership invested in a Property in Blue Springs, Missouri with CNL Income Fund XIII, Ltd. as tenants-in-common, and in a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund VII, Ltd. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the general partners.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets were $550,250 and $1,117,547 for the nine months ended September 30, 2002 and 2001, respectively, of which $163,468 and $340,660 were incurred during the quarters ended September 30, 2002 and 2001, respectively. Operating expenses were higher during the quarter and nine months ended September 30, 2001, compared to the quarter and nine months ended September 30, 2002, as a result of the Partnership recording a provision for write-down of assets during the nine months ended September 30, 2001 in the amount of $288,684 relating to the Property in Greer, South Carolina. The provision represented the difference between the carrying value of the Property and its fair value. In addition, during the quarter and nine months ended September 30, 2001, the Partnership recorded a provision for write-down of assets of approximately $223,839 related to the Property in Bartlesville, Oklahoma. During 2001, the Partnership also recorded bad debt expense of approximately $46,900 relating to this Property. The tenant of the Property, Phoenix Restaurant Group, Inc., experienced financial difficulty and filed for bankruptcy during 2001. The Partnership re-leased this Property to a new tenant in May 2002.

         The decrease in operating expenses during the nine months ended September 30, 2002, as compared to the same period of 2001, was also attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and due to a decrease in state tax expense.

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

         During the nine months ended September 30, 2002, the Partnership identified and sold two Properties that met the criteria of this standard and were classified as Discontinued Operations in the accompanying financial statements. The Partnership reinvested the proceeds from the sale of one Property and intends to reinvest the proceeds of the other Property.

         As a result of the sale of the Property in Woodland Hills, California, the Partnership recorded a gain of $246,671 during the nine months ended September 30, 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                   10.5     Assignment  of  Management  Agreement  from  CNL APF
                            Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

                   99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C.
                            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C.
                            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   (b)      Reports on Form 8-K

                            No reports on From 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of November, 2002.


                                            CNL INCOME FUND XV, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  ---------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  ---------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XV, Ltd. (the "registrant"), certify that:

         1. I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  the
            registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002


/s/ James M. Seneff, Jr.
-----------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XV, Ltd. (the "registrant") certify that:

         1. I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  the
            registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002


/s/ Robert A. Bourne
--------------------------
Robert A. Bourne
President and Treasurer

                                  EXHIBIT INDEX

Exhibit Number

        (c)   Exhibits

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

                10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

                99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2