Form 10-K
period 2002-12-31
CNL INCOME FUND XV LTD
filed 2003-03-28
CIK 913057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes No X

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

         As of December 31, 1999, the Partnership owned 40 Properties directly, which included 14 wholly owned Properties consisting of only land, and owned nine Properties indirectly through joint venture or tenancy in common arrangements. During the year ended December 31, 2000, the Partnership sold its interest in Duluth Joint Venture to an affiliate of the General Partners. In addition, during 2000, the Partnership sold a Property in Lexington, North Carolina and used the net sales proceeds to invest in a joint venture arrangement, TGIF Pittsburgh Joint Venture, with affiliates of the General Partners, to purchase and hold one Property. During the year ended December 31, 2001, the Partnership sold its Property in Greer, South Carolina and accepted a promissory note in the principal sum of $467,000 which the Partnership collected in its entirety during 2001. In addition, during 2001, the Partnership sold its Properties in Woodland Hills and Altadena, California. The Partnership used the net sales proceeds from the sales of these Properties, a portion of the net sales from the sale of the Property in Greer, South Carolina, and a portion of the amount received from the promissory note, to invest in a Property in Blue Springs, Missouri with CNL Income Fund XIII, Ltd., an affiliate of the General Partners as tenants-in-common and to invest in a Property in Houston, Texas. In addition, during 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas. The
Partnership and the other joint venture partner each received $400,000 representing a return of capital from the net sales proceeds and used the proceeds to invest in a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with an affiliate of the General Partners to construct and hold one Property. During 2002, the Partnership sold its Properties in Redlands, California, Medina, Ohio, and Stratford, New Jersey. The Property in Stratford, New Jersey consisted of land only. The Partnership reinvested the net sales proceeds from the sale of the Property in Redlands, California in a Property in Houston, Texas. The Partnership intends to reinvest the proceeds from the sale of the Properties in Medina, Ohio and Stratford, New Jersey in an additional Property.

         As of December 31, 2002, the Partnership owned 36 Properties directly, which included 13 wholly owned Properties consisting of only land, and held interests in seven Properties owned by joint ventures in which the Partnership is a co-venturer and three Properties owned with affiliates as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures, in which the Partnership is a co-venturer and the Properties owned with affiliates as tenants-in-common, provide for initial terms ranging from 10 to 20 years (the average being 18 years) and expire between 2009 and 2022. Generally, the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $25,200 to $259,900. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the third or sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 39 of the Partnership's 46 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases for the 13 wholly owned Properties consisting of only land are substantially the same as those described above except that the leases relate solely to the land associated with the Property, with the tenant owning the buildings currently on the land and having the right, if not in default under the lease, to remove the buildings from the land at the end of the lease term.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership must first offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 2002, the Partnership reinvested the net sales proceeds from the sale of its Property in Redlands, California in a Property in Houston, Texas. The lease terms for this Property are substantially the same as the Partnership's other leases, as described above.

         During 2001, Phoenix Restaurant Group, Inc. ("PRG") filed for bankruptcy and neither rejected, nor affirmed the lease relating to the Property in Bartlesville, Oklahoma. During 2002, the bankruptcy court assigned the lease relating to this Property to SWAC, LLC. All other lease terms remained the same.

Major Tenants

         During 2002, three lessees of the Partnership, Flagstar Enterprises, Inc., Checkers Drive-In Restaurants, Inc., and Golden Corral Corporation, each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates as tenants-in-common). As of December 31, 2002, Flagstar Enterprises, Inc. was the lessee under leases relating to seven restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 13 restaurants and Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than 10% of the Partnership's total rental revenues in 2003. In addition, four Restaurant Chains, Hardee's, Checker's, Long John Silver's, and Golden Corral, each accounted for more than 10% of the Partnership's total rental revenues during 2002 (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates as tenants-in-common). In 2003, it is anticipated that these four Restaurant chains each will continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2002:

               Entity Name             Year      Ownership          Partners                     Property
      Wood-Ridge Real Estate Joint     1996       50.00%      CNL Income Fund XIV, Ltd.        Murfreesboro, TN
           Venture                                                                             Raleigh, NC
                                                                                               Blaine, MN
                                                                                               Matthews, NC
                                                                                               Anniston, AL

      CNL Income Fund IV, Ltd., CNL    1996       16.00%      CNL Income Fund IV, Ltd.         Clinton, NC
           Income Fund VI, Ltd.,                              CNL Income Fund VI, Ltd.
           CNL Income Fund X, Ltd.                            CNL Income Fund X, Ltd.
           and CNL Income Fund XV,
           Ltd., Tenants in Common

      CNL Income Fund VI, Ltd., and    1998       15.00%      CNL Income Fund VI, Ltd.         Ft Myers, FL
           CNL Income Fund XV,
           Ltd., Tenants in Common

      TGIF Pittsburgh Joint Venture    2000       23.62%      CNL Income Fund VII, Ltd.        Homestead, PA
                                                              CNL Income Fund XVI, Ltd.
                                                              CNL Income Fund XVIII, Ltd.

      CNL Income Fund XIII, Ltd.       2001       59.00%      CNL Income Fund XIII, Ltd.       Blue Spring, MS
           and CNL Income Fund XV,
           Ltd., Tenants in Common

      CNL VII, XV Columbus Joint       2001       31.25%      CNL Income Fund VII, Ltd.        Columbus, GA
           Venture


         Wood-Ridge Real Estate Joint Venture holds five Properties, however, all other joint ventures or tenancies in common were formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership shares management control equally with the affiliates of the General Partners

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the business entity. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the business entity.

         Each joint venture has an initial term of 30 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its joint venture or tenancy in common interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

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

Certain Management Services

         RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.), an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. CNL APF Partners, LP assigned its rights in, and its obligations under, the management agreement with the Partnership to RAI Restaurants, Inc. ("the Advisor") effective January 1, 2002. All of the terms and conditions of the management agreement, including the payment of fees, remained unchanged. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF"), the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2.  Properties

         As of December 31, 2002, the Partnership owned 46 Properties. Of the 46 Properties, 36 are owned by the Partnership in fee simple, seven are owned indirectly through three joint venture arrangements and three are owned indirectly through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 15,600 to 137,700 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned, either directly or indirectly, by the Partnership as of December 31, 2002 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2002.

          State                  Number of Properties

          Alabama                            1
          Florida                           10
          Georgia                            5
          Kentucky                           1
          Minnesota                          1
          Mississippi                        1
          Missouri                           2
          New Mexico                         1
          North Carolina                     4
          Ohio                               1
          Oklahoma                           2
          Pennsylvania                       3
          South Carolina                     4
          Tennessee                          4
          Texas                              5
          Virginia                           1
                                        -------
          TOTAL PROPERTIES                  46
                                        =======

         Buildings. Each of the Properties owned, either directly or indirectly, by the Partnership includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the 13 Checkers Properties owned by the Partnership are owned by the tenants. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,100 to 11,000 square feet. All buildings on the Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. Depreciation expense is computed for buildings and improvements using the straight-line method using depreciable lives of 40 years for federal income tax purposes.

         As of December 31, 2002, the aggregate cost of the Properties owned, either directly or indirectly, by the Partnership and joint ventures (including the Properties owned indirectly through tenancy in common arrangements) for federal income tax purposes was $28,871,382 and $12,091,259, respectively.

         The following table lists the Properties owned, either directly or indirectly, by the Partnership as of December 31, 2002 by Restaurant Chain.

               Restaurant Chain              Number of Properties

                Bennigan's                              2
                Boston Market                           2
                Checkers                               13
                Denny's                                 2
                Golden Corral                           5
                Hardee's                                7
                Jack in the Box                         1
                Japan Express                           1
                Long John Silver's                      5
                Sonny's Bar-B-Q                         1
                TGI Fridays                             1
                Taco Bell                               1
                Taco Cabana                             2
                Wendy's                                 1
                Other                                   2
                                                   -------
                TOTAL PROPERTIES                       46
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

         At December 31, 2002, 2001, 2000, 1999 and 1998, the Properties were 100%, 98%, 92%, 98% and 88% occupied, respectively. The following is a schedule of the average rent per Property for the years ended December 31:

                                      2002              2001              2000              1999              1998
                                  --------------    -------------    --------------    -------------     -------------
Rental Income (1)(2)                $ 3,669,076     $ 3,528,678       $ 3,555,125       $3,568,289        $3,461,756
Properties (2)                               46              47                48               50                50
Average Per Property                     79,763      $   75,078         $  74,065         $ 71,366          $ 69,235


(1) Rental income includes the Partnership's share of rental income from the Properties owned indirectly through joint venture arrangements and tenancy in common arrangements.

(2)      Excludes Properties which were vacant and generated no rental income.

         The following is a schedule of lease expirations for leases in place as of December 31, 2002 for the next ten years and thereafter.

                                                                           Percentage of
                               Number            Annual Rental             Gross Annual
  Expiration Year            of Leases              Revenues               Rental Income
--------------------      -----------------    -------------------       ------------------
        2003                   --                $      --                        --
        2004                   --                       --                        --
        2005                   --                       --                        --
        2006                   --                       --                        --
        2007                   --                       --                        --
        2008                   --                       --                        --
        2009                    5                  576,196                    15.84%
        2010                   --                       --                        --
        2011                    3                  122,604                     3.37%
        2012                    2                  146,872                     4.04%
        Thereafter             36                2,790,989                    76.75%
                       -----------------     ------------------      --------------------
          Total                46            $   3,636,661                   100.00%
                       =================     ==================      ====================

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2002 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Flagstar Enterprises, Inc. leases seven Hardee's restaurants. The initial term of each lease is 20 years (expiring in 2014) and the average minimum base annual rent is approximately $82,600 (ranging from approximately $70,500 to $98,300).

         Checkers Drive-In Restaurants, Inc. leases 13 Checkers Drive-In Restaurants ("Checkers"). The initial term of each of its leases is 20 years (expiring between 2014 and 2015) and the average minimum base annual rent is approximately $49,100 (ranging from approximately $25,200 to $70,700). The leases for the 13 Checkers Properties consist of only land. The tenant owns the buildings currently on the land and has the right, if not in default under the lease, to remove the buildings from the land at the end of the lease term.

         Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2009 and 2015) and the average minimum base annual rent is approximately $159,900 (ranging from approximately $88,000 to $222,500).


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

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 10, 2003 there were 2,700 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2002, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2002, the price paid for any Unit transferred pursuant to the Plan ranged from $8.29 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2002 and 2001 other than pursuant to the Plan, net of commissions.

                                              2002 (1)                                 2001 (1)
                                -------------------------------------    -------------------------------------
                                High         Low          Average        High         Low          Average
                                ---------    ---------    -----------    ---------    ---------    -----------
        First Quarter              $6.45        $6.00         $ 6.08       $10.00        $6.24         $ 9.13
        Second Quarter               (2)          (2)            (2)         6.66         6.00           6.52
        Third Quarter               7.18         5.79           6.43         6.10         4.73           5.77
        Fourth Quarter               (2)          (2)            (2)         6.89         6.11           6.57

(1)      A total of 16,339 and 29,170 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2002  and  2001,
         respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the year ended December 31, 2002, the Partnership declared cash distributions of $3,300,000 to the Limited Partners. For the year ended December 31, 2001, the Partnership declared cash distributions of $3,200,000. Distributions for the year ended December 31, 2002, included a special distribution of $100,000 representing cumulative excess operating reserves. Distributions of $800,000 were declared to the Limited Partners at the close of each of the Partnership's calendar quarters during 2002 and 2001. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to the Limited Partners for the years ended December 31, 2002 and 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         As indicated in the chart below, distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.


                   Quarter Ended              2002              2001
                -----------------          -----------       ----------
                   March 31                $ 800,000          $ 800,000
                   June 30                   800,000            800,000
                   September 30              800,000            800,000
                   December 31               900,000            800,000

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.


Item 6.  Selected Financial Data Year ended December 31:

                                              2002             2001             2000            1999             1998
                                       ----------------- ------------------ -------------  ---------------- ---------------
Continuing Operations (4):
      Revenues                             $  3,102,490     $ 2,990,002     $ 3,221,628    $  3,592,074     $ 3,289,275
      Equity in earnings of joint
         ventures                               442,344         435,249         296,929         259,508         236,553
      Income from continuing
         operations (1)                       2,699,117       2,534,477       2,844,431       2,676,998       2,567,237

Discontinued Operations (4):
      Revenues                                   56,242         147,084         177,296         147,144         195,843
      Income (loss) from discontinued
         operations (2)                         335,028         105,724        (220,016)         92,977          75,260

Net income                                    3,034,145       2,640,201       2,624,415       2,769,975       2,642,497

Net income (loss) per Unit:
      Continuing operations                  $     0.67       $    0.63       $    0.72       $    0.65       $    0.62
      Discontinued operations                      0.09            0.03           (0.06)           0.04            0.04
                                       ----------------- ----------------------------------------------- ---------------
        Total                                $     0.76       $    0.66       $    0.66       $    0.69       $    0.66
                                       ================= =============================================== ===============

Cash distributions declared (3)            $  3,300,000     $ 3,200,000     $ 3,200,000     $ 3,200,000     $ 3,400,000

Cash distributions declared per
      Unit (3)                                     0.83            0.80            0.80            0.80            0.85

At December 31:
Total assets                              $  34,727,532    $ 34,832,208    $ 34,465,658    $ 36,073,980    $ 36,356,904
Total partners' capital                      33,634,636      33,900,491      34,460,290      35,035,875      35,465,900

(1) Income from continuing operations for the years ended December 31, 2001 and 2000, includes $418,754 and $38,003, respectively, from gain on sale of assets and for the year ended December 31, 1999, includes $165,503 from loss on sale of assets. Income for the years ended
         December  31,  2002,  2001,  2000,  1999  and 1998  includes  $129,598,
         $512,523, $52,501, $258,995 and $531,538,  respectively, from provision for write-down of assets.

(2) Income (loss) from discontinued operations for the year ended December 31, 2002 includes $304,600 from gain on sale of assets. Income (loss) from discontinued operations for the years ended December 31, 2002 and 2000 includes $8,624 and $394,474, respectively, from provision for write-down of assets.

(3) Distributions for the years ended December 31, 2002 and 1998, include a special distribution to the Limited Partners of $100,000 and $200,000, respectively, which represented cumulative excess operating reserves.

(4) Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on net income. The results of operations relating to properties that were either disposed of or that were classified as held for sale as of December 31, 2002 are reported as discontinued operations. The results of operations relating to properties that were identified for sale as of December 31, 2001, but sold subsequently are reported as continuing operations.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $25,200 to $259,900. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase. As of December 31, 2000, the Partnership owned 40 Properties directly and ten Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2001, the Partnership owned 38 Properties directly and ten Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2002, the Partnership owned 36 Properties directly and ten Properties indirectly through joint venture and tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $3,355,765, $3,097,228, and $3,325,920, for the years ended December 31, 2002, 2001 and 2000, respectively. The increase in cash from operating activities during 2002, as compared to 2001, was a result of changes in income and expenses and changes in the Partnership's working capital. The decrease in cash from operating activities during 2001 as compared to the previous year was the result of changes in income and expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2002, 2001 and 2000.

         During 2000, the Partnership contributed $252,591 to Duluth Joint Venture to pay for construction costs. In October 2000, the Partnership sold its 33% interest in Duluth Joint Venture, to CNL Income Fund VII, Ltd. for $610,032. The proceeds from the sale exceeded the basis of the interest in this joint venture resulting in a gain of $38,003.

         The Partnership committed to fund up to $749,500 for renovation costs for the Property in Mentor, Ohio upon re-leasing the Property to a new tenant in 1999. All of the renovation costs were incurred and paid during 2000.

         In January 2000, the Partnership sold its Property in Lexington, North Carolina, and received net sales proceeds of $562,130, resulting in a loss of $88,869, which the Partnership recorded at December 31, 1999. In June 2000, the Partnership used the net sales proceeds received from the sale of this Property to enter into a joint venture arrangement, TGIF Pittsburgh Joint Venture, with CNL Income Fund VII, Ltd., CNL Income Fund XVI, Ltd., and CNL Income Fund XVIII, Ltd., each a Florida limited partnership and an affiliate of the General Partners, to purchase and hold one restaurant Property in Homestead, Pennsylvania. As of December 31, 2002, the Partnership owned a 23.62% interest in the profits and losses of the joint venture.

         In April 2001, the Partnership sold its Property in Greer, South Carolina and received net sales proceeds of $700,000 (consisting of $233,000 in cash and $467,000 in the form of a promissory note), resulting in a loss of $288,684, which the Partnership had recorded as a provision for write-down of assets at March 31, 2001. The promissory note, collateralized by a mortgage on the Property, bore interest at a rate of 10% per annum. The Partnership collected the outstanding principal and interest during 2001. In addition, in April 2001, the Partnership sold its Property in Woodland Hills, California to a third party and received net sales proceeds of approximately $1,253,700, resulting in a gain of approximately $246,700. In April 2001, the Partnership reinvested the net sales proceeds from the sale of these Properties in a Property in Blue Springs, Missouri, as tenants-in-common with CNL Income Fund XIII, Ltd., ("CNL XIII") a Florida limited partnership and an affiliate of the General Partners. The Partnership and CNL XIII, as tenants-in-common, acquired this Property from CNL BB Corp., an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership and CNL XIII, as tenants-in-common. The purchase price paid by the Partnership and CNL XIII, as tenants-in-common, represented the costs incurred by the affiliate to acquire and carry the Property. As of December 31, 2002, the Partnership had contributed approximately $1,269,700 and owned a 59% interest in the profits and losses of the Property. The transaction relating to the sale of the Property in Woodland Hills, California and the reinvestment of the net sales proceeds was structured to qualify as a like-kind exchange transaction for federal income tax purposes.

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

         In August 2001, the Partnership used a portion of the amounts received as a return of capital, as described above, to enter into a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund VII, Ltd., a Florida limited partnership and affiliate of the General Partners, to construct one restaurant Property in Columbus, Georgia. As of December 31, 2001, the Partnership had contributed approximately $466,100 to purchase land and pay for its share of construction costs relating to the joint venture and contributed approximately $34,900 during 2002 to complete the construction. As of December 31, 2002, the Partnership owned a 31.25% interest in the profits and losses of the joint venture.

         In  October  2001,  the  Partnership  sold its  Property  in  Altadena,
California to a third party and received net sales proceeds of approximately $937,300, resulting in a gain of approximately $172,100. In December 2001, the Partnership reinvested the net sales proceeds received from this sale and a portion of the proceeds from the sale of the Property in Greer, South Carolina in a Property in Houston, Texas. The Partnership acquired this Property from CNL Funding 2001-A, LP, an affiliate of the General Partners. The transaction, or a portion thereof, relating to the sale of the Property and the reinvestment of the proceeds, qualified as a like-kind exchange transaction for federal income tax purposes.

         During 2002, the Partnership sold its Properties in Redlands, California, Medina, Ohio and Stratford, New Jersey to separate third parties and received aggregate net sales proceeds of $2,046,900 resulting in an aggregate gain on disposal of discontinued operations of $304,600. The Property in Stratford, New Jersey consisted of land only. The Partnership had recorded a provision for write-down of assets in the amount of $394,474 related to the Property in Medina, Ohio during 2000 because the tenant of the Property filed for bankruptcy and rejected its lease in 1998. The Partnership reinvested the proceeds from the sale of the Property in Redlands, California in a Property in Houston, Texas. The Partnership acquired this Property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Property. The transaction relating the sale of the Property and the reinvestment of the net sales proceeds was structured to qualify as a like-kind exchange transaction for federal income tax purposes. The Partnership intends to use the proceeds from the sale of the other Properties to invest in additional Properties.

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

         Currently, cash reserves, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, make distributions to partners or reinvest in additional Properties. At December 31, 2002, the Partnership had $2,317,004 invested in such short-term investments as compared to $1,364,847 at December 31, 2001. The increase in cash and cash equivalents was because as of December 31, 2002 the Partnership had not reinvested the net sales proceeds received from the sales of the Properties in Medina, Ohio and Stratford, New Jersey. As of December 31, 2002, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately one percent annually. The funds remaining at December 31, 2002, after investment in additional Properties and payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operating activities, the Partnership declared distributions to the Limited Partners of $3,300,000 for the year ended December 31, 2002 and $3,200,000 for the years ended December 31, 2001 and 2000. This represents distributions of $0.83 for the year ended December 31, 2002 and $0.80 for each of the years ended December 31, 2001 and 2000. No distributions were made to the General Partners for the years ended December 31, 2002, 2001 and 2000. No amounts distributed to the Limited Partners for the years ended December 31, 2002, 2001 or 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2002, 2001 and 2000.

         As of December 31, 2002 and 2001, the Partnership owed $20,605 and $20,970, respectively, to related parties for accounting and administrative services and management fees. As of March 15, 2003, the Partnership had reimbursed the affiliates for these amounts. Other liabilities, including distributions payable, increased to $1,072,291 at December 31, 2002, from $910,747 at December 31, 2001 primarily as a result of an increase in rents paid in advance and deposits. The increase was partially offset by a decrease in real estate taxes payable and deferred rental income during 2002 as compared to 2001. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities periodically for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         When the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         Total rental revenues were $3,048,101 during the year ended December 31, 2002 as compared to $2,887,160 for the same period of 2001. The increase in rental revenues during 2002, as compared to the same period of 2001, was partially due to the fact that in December 2001 the Partnership used a portion of the sales proceeds from the sale of the Partnership's Property in Greer, South Carolina and the majority of the sales proceeds from the sale of the Partnership's Property in Altadena, California to acquire a Property in Houston, Texas. In addition, the increase in revenues during 2002 was also partially due to the Partnership receiving approximately $87,500 of rental payments related to the Property in Bartlesville, Oklahoma. During 2000, Phoenix Restaurant Group, Inc. ("PRG"), the tenant of this Property, experienced financial difficulties and ceased payment of rent. As a result, the Partnership stopped recording rental revenues during the quarter ended March 31, 2001. In October 2001, PRG filed for bankruptcy and resumed payment of rent to the Partnership from the bankruptcy date through April 30, 2002. The Partnership re-leased this Property to a new tenant in May 2002. In addition, revenues increased during 2002 because in June 2002 the Partnership used the majority of the proceeds from the sale of the Property in Redlands, California to acquire another Property in Houston, Texas. The increase in rental revenues during 2002 was partially offset by the fact that the Partnership sold three Properties during 2001.

         The Partnership also earned $39,211 in contingent rental income for the year ended December 31, 2002 as compared to $23,529 for the same period of 2001. The increase in contingent rental income was the result of increased gross sales reported by certain restaurant Properties, the leases of which require the payment of contingent rent.

         During the year ended December 31, 2002, the Partnership earned $442,344 in net income earned by unconsolidated joint ventures as compared to $435,249 for the same period of 2001. The increase in net income earned by joint ventures was due to the fact that during 2001, the Partnership invested in a Property in Blue Springs, Missouri with CNL Income Fund XIII, Ltd. as tenants-in-common, and in a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund VII, Ltd. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the General Partners. The increase in net income earned by joint ventures during 2002, as compared to the previous year was partially offset by the fact that in May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas in accordance with the purchase option under the lease agreement. During 2001, the joint venture distributed the net sales proceeds received from the sale as a return of capital to the Partnership and the other joint venture partner. During 2002, the Partnership reinvested these net sales proceeds in a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with an affiliate of the General Partners as described below.

         During the year ended December 31, 2002, three lessees of the Partnership, Flagstar Enterprises, Inc., Checkers Drive-In Restaurants, Inc., and Golden Corral Corporation, each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2002, Flagstar Enterprises, Inc. was the lessee under leases relating to seven restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 13 restaurants, and Golden Corral Corporation was lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than 10% of the Partnership's total rental revenues in 2003. In addition, during the year ended December 31, 2002, four Restaurant Chains, Hardee's, Checkers Drive-In Restaurants, Long John Silver's, and Golden Corral each accounted for more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2003, it is anticipated that these four Restaurant Chains each will continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the year ended December 31, 2002, the Partnership also earned $15,178 as compared to $79,313 for the same period of 2001 in interest and other income. Interest and other income were lower during 2002 due to a decrease in the average cash balance as a result of the reinvestment of sales proceeds received in 2001 and due to a decline in interest rates.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $845,717 for the year ended December 31, 2002 as compared to $1,309,528 for the same period of 2001. Operating expenses were higher during 2001 as a result of the Partnership recording a provision for write-down of assets in the amount of $288,684 relating to the Property in Greer, South Carolina. The provision represented the difference between the carrying value of the Property and its estimated fair value. In addition, during 2001, the Partnership recorded a provision for write-down of assets of $223,839 related to the Property in Bartlesville, Oklahoma. During 2001, the Partnership also recorded bad debt expense of approximately $46,900 relating to this Property. The tenant of the Property, Phoenix Restaurant Group, Inc., experienced financial difficulty and filed for bankruptcy during 2001. The Partnership re-leased this Property to a new tenant in May 2002 and sold the Property in Greer, South Carolina in 2001.

         The decrease in operating expenses during 2002, as compared to the same period of 2001, was also attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and due to a decrease in state tax expense. The decrease in operating expenses during 2002 was partially offset because the Partnership increased the provision for write-down of assets relating to the Property in Bartlesville, Oklahoma by $129,598. The provision represented the difference between the carrying value of the Property at December 31, 2002 and its estimated fair value.

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

         During 2002, the Partnership identified and sold three Properties that met the criteria of this standard and were classified as Discontinued Operations in the accompanying financial statements. During 2000, the Partnership recorded a provision for write-down of assets in the amount of $394,474 related to the Property in Medina, Ohio because during 1998 the tenant of the Property filed for bankruptcy and rejected its lease. The provision represented the difference between the carrying value of the Property at December 31, 2000 and its estimated fair value. During 2002, the Partnership recognized a gain of approximately $306,200 on the sale of the Properties in Redlands, California and Stratford, New Jersey, and a loss of approximately $1,600 on the sale of the Property in Medina, Ohio. The Partnership reinvested the proceeds from the sale of one Property in an additional Property and intends to reinvest the proceeds from the other Properties during 2003.

Comparison of year ended December 31, 2001 to year ended December 31, 2000

         Total rental revenues were $2,887,160 during the year ended December 31, 2001 as compared to $3,097,681 for the same period of 2000. The decrease in rental revenues during 2001, as compared to 2000, was partially due to the fact that the Partnership sold its Properties in Greer, South Carolina, and Woodland Hills and Altadena, California during 2001. The Partnership reinvested the proceeds from the sale of these Properties in a Property in Blue Springs, Missouri, as tenants-in-common with an affiliate of the General Partners and in a joint venture arrangement, CNL VII, XV Columbus Joint Venture with an affiliate of the General Partners. As a result of this reinvestment, rental revenues will remain at reduced amounts while equity in earnings of joint ventures has increased. Rental revenues were also higher in 2000 because the Partnership received approximately $99,100 in bankruptcy proceeds in connection with the bankruptcy filing by Long John Silver's, Inc. in 1998.

         In addition, rental revenues decreased during 2001 as compared to 2000, due to the fact that PRG, the tenant of the Property in Bartlesville, Oklahoma, experienced financial difficulties during 2000, ceased making rental payments to the Partnership, and filed for bankruptcy in October 2001. As a result, the Partnership stopped recording rental revenue relating to this Property. The Partnership re-leased this Property to a new tenant in May 2002.

         The Partnership also earned $23,529 in contingent rental income for the year ended December 31, 2001 as compared to $28,165 for the same period of 2000. Contingent rental income decreased during 2001 primarily as a result of a decrease in gross sales of certain restaurant Properties that are subject to leases requiring the payment of contingent rent.

         During the year ended December 31, 2001, the Partnership earned $435,249 in net income earned by unconsolidated joint ventures as compared to $296,929 for the same period of 2000. The increase in net income earned by joint ventures during 2001 was primarily attributable to the Partnership investing in a Property in Blue Springs, Missouri in April 2001, with an affiliate of the General Partners, and in a Property in Homestead, Pennsylvania in June 2000, with an affiliate of the General Partners. The increase in net income earned by joint ventures during 2001, as compared to 2000, was also partially attributable to the Partnership investing in CNL VII, XV Columbus Joint Venture with an affiliate of the General Partners in August 2001. The increase in net income was partially offset because in May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas to the tenant for $800,000. This resulted in a loss to the joint venture of approximately $84,500. However, in conjunction with the sale of its Property in Paris, Texas, Wood-Ridge Real Estate Joint Venture received $200,000 in consideration for the joint venture releasing the tenant from its obligations under the lease. As of December 31, 2001, the Partnership and the other joint venture partner had each received $400,000 representing a return of capital from the net sales proceeds. The Partnership used these proceeds to invest in a joint venture arrangement, CNL VII, XV Columbus Joint Venture.

         During the year ended December 31, 2001, the Partnership also earned $79,313, as compared to $ 95,782 for the same period of 2000, in interest and other income. The decrease in interest and other income during 2001, as compared to 2000, was primarily attributable to the reinvestment of sales proceeds from the sale of Properties during 2000. The decrease during 2001 was partially offset by an increase in interest income related to the Partnership's sale of its Property in Greer, South Carolina, for which the Partnership accepted a promissory note.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets were $1,309,528 for the year ended December 31, 2001 as compared to $712,129 for the same period of 2000. Operating expenses were higher during 2001 as a result of the Partnership recording provisions for write-down of assets relating to the Properties in Greer, South Carolina and Bartlesville, Oklahoma, as described above. The provisions represented the difference between the carrying value of the Properties and their estimated fair values. During 2001, the Partnership also recorded bad debt expense of approximately $46,900 relating to the Property in Bartlesville, Oklahoma, as described above. The Partnership also incurred real estate taxes in connection with this Property.

         The increase in operating expenses during 2001 was also partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties. In addition, the increase in operating expenses during 2001, as compared to 2000, was partially due to the Partnership incurring additional state taxes in states in which the Partnership conducts business. The increase in operating expenses during 2001, as compared to 2000, was partially offset by a decrease in depreciation expense as a result of the sales of several Properties during 2001 and 2000.

         The Partnership incurred $45,089 during 2000 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating a proposed merger with APF. The merger negotiations were terminated in March 2000.

         As a result of the sales of several Properties, the Partnership recognized gains totaling $418,754 during 2001 as compared to $38,003 resulting from the sale of one Property in 2000.

         The restaurant industry has been relatively resilient during this volatile time with steady performance during 2002. However, the industry remains in a state of cautious optimism. Restaurant operators expect their business to be better in 2003, according to a nationwide survey conducted by the National Restaurant Association, but are concerned by the budget deficits being experienced by many states and the potential of new taxes on the industry to alleviate the situation.

         The Partnership's leases as of December 31, 2002, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the General Partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS






                                                                     Page

Report of Independent Certified Public Accountants                    19

Financial Statements:

     Balance Sheets                                                   20

     Statements of Income                                             21

     Statements of Partners' Capital                                  22

     Statements of Cash Flows                                      23-24

     Notes to Financial Statements                                 25-37

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund XV, Ltd.



In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XV, Ltd. (a Florida limited partnership) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership   adopted  Statement  of  Financial   Accounting  Standard  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 31, 2003

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                    December 31,
                                                                           2002                       2001
                                                                   ---------------------      ---------------------
                              ASSETS

Real estate properties with operating leases, net                       $    21,447,308            $    20,557,652
Net investment in direct financing leases                                     4,569,326                  4,805,598
Real estate held for sale                                                            --                  1,751,473
Investment in joint ventures                                                  4,455,920                  4,554,955
Cash and cash equivalents                                                     2,317,004                  1,364,847
Receivables, less allowance for doubtful accounts of
     $1,068 and $191,602, respectively                                           37,849                     21,795
Due from related parties                                                             --                     15,022
Accrued rental income, less allowance for doubtful
      accounts of $27,005 in 2002 and 2001                                    1,857,219                  1,727,416
Other assets                                                                     42,906                     33,450
                                                                   ---------------------      ---------------------

                                                                        $    34,727,532            $    34,832,208
                                                                   =====================      =====================

         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                          $       6,985              $       5,993
Real estate taxes payable                                                         2,109                     29,605
Distributions payable                                                           900,000                    800,000
Due to related parties                                                           20,605                     20,970
Rents paid in advance and deposits                                              163,197                     68,253
Deferred rental income                                                               --                      6,896
                                                                   ---------------------      ---------------------
        Total liabilities                                                     1,092,896                    931,717


Partners' capital                                                            33,634,636                 33,900,491
                                                                   ---------------------      ---------------------

                                                                        $    34,727,532            $    34,832,208
                                                                   =====================      =====================


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                              Year Ended December 31,
                                                                   2002                 2001                 2000
                                                             ------------------   -----------------    -----------------
Revenues
    Rental income from operating leases                          $   2,494,080       $   2,381,179        $   2,451,850
    Earned income from direct financing leases                         554,021             505,981              645,831
    Contingent rental income                                            39,211              23,529               28,165
    Interest and other income                                           15,178              79,313               95,782
                                                             -----------------    -----------------    ----------------
                                                                     3,102,490           2,990,002            3,221,628
                                                             ------------------   -----------------    ----------------

Expenses:
    General operating and administrative                               280,597             321,495              187,279
    Property expenses                                                   28,772              33,621               18,596
    Bad debt expense                                                        --              46,935                   --
    Management fees to related parties                                  36,043              33,498               35,870
    State and other taxes                                               41,960              55,122               35,676
    Depreciation and amortization                                      328,747             306,334              337,118
    Provision for write-down of assets                                 129,598             512,523               52,501
    Transaction costs                                                       --                  --               45,089
                                                              ----------------   -----------------    -----------------
                                                                       845,717           1,309,528              712,129
                                                             ------------------   -----------------    -----------------

Income Before Gain on Sale of Assets and Equity in Earnings
    of Joint Ventures                                                2,256,773           1,680,474            2,509,499

Gain on Sale of Assets                                                      --             418,754               38,003

Equity in Earnings of Joint Ventures                                   442,344             435,249              296,929
                                                             ------------------   -----------------    -----------------

Income from Continuing Operations                                    2,699,117           2,534,477            2,844,431
                                                             ------------------   -----------------    -----------------

Discontinued Operations (Note 5)
    Income (loss) from discontinued operations                          30,428             105,724             (220,016)
    Gain on disposal of discontinued operations                        304,600                  --                   --
                                                             ------------------   -----------------    -----------------
                                                                       335,028             105,724             (220,016)

Net Income                                                       $   3,034,145       $   2,640,201        $   2,624,415
                                                             ==================   =================    =================

Income (Loss) Per Limited Partner Unit
    Continuing operations                                          $      0.67         $      0.63          $      0.71
    Discontinued operations                                               0.09                0.03                (0.05)
                                                             ------------------   -----------------    -----------------
                                                                   $      0.76         $      0.66          $      0.66
                                                             ==================   =================    =================

Weighted Average Number of Limited Partner Units Outstanding         4,000,000           4,000,000            4,000,000
                                                             ==================   =================    =================

                See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2002, 2001 and 2000


                                        General Partners                             Limited Partners
                             --------------------------------------  ----------------------------------------------------
                                                     Accumulated                                            Accumulated
                               Contributions          Earnings         Contributions      Distributions      Earnings
                            -----------------  -----------------  ------------------  -----------------  ----------------
Balance, December 31, 1999     $     1,000         $ 173,788       $  40,000,000      $ (17,165,947)     $ 16,817,034

    Distributions to limited
       partners ($0.80 per
       limited partner unit)            --             --                  --         (3,200,000)               --
    Net income                          --             --                  --                 --         2,624,415
                             --------------     -------------  ------------------  -----------------  -----------------

Balance, December 31, 2000           1,000          173,788          40,000,000        (20,365,947)       19,441,449
                             --------------     -------------  ------------------  -----------------  ------------------

    Distributions to limited
       partners ($0.80 per
       limited partner unit)            --               --                  --         (3,200,000)               --
    Net income                          --               --                  --                 --         2,640,201
                             --------------    -------------  ------------------  -----------------  ------------------

Balance, December 31, 2001           1,000          173,788          40,000,000        (23,565,947)       22,081,650
                             --------------    -------------  ------------------  -----------------  -----------------


    Distributions to limited
       partners ($0.83 per
       limited partner unit)            --               --                  --         (3,300,000)               --
    Net income                          --               --                  --                 --         3,034,145
                             --------------    -------------  ------------------  -----------------  -----------------

Balance, December 31, 2002     $     1,000     $    173,788       $  40,000,000      $ (26,865,947)     $ 25,115,795
                             ==============    =============  ==================  =================  =================



                                                                                       Syndication
                                                                                          Costs              Total
                                                                                  -----------------    ---------------

                                                                                   $ (4,790,000)         $ 35,035,875
                                                                                             --            (3,200,000)
                                                                                             --             2,624,415
                                                                                  --------------      ---------------
                                                                                     (4,790,000)           34,460,290
                                                                                   -------------      ---------------
                                                                                             --            (3,200,000)
                                                                                             --             2,640,201
                                                                                  -------------       ---------------

                                                                                    (4,790,000)            33,900,491
                                                                                  -------------       ---------------
                                                                                             --            (3,300,000)
                                                                                             --             3,034,145
                                                                                  -------------       ---------------
                                                                                  $ (4,790,000)          $ 33,634,636
                                                                                  =============       ===============


                 See accompanying notes to financial statments.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                             Year Ended December 31,
                                                                2002                  2001                2000
                                                           ----------------     -----------------  --------------------

Increase ( Decrease) in Cash and Cash Equivalents:

    Net income                                                $  3,034,145         $   2,640,201        $    2,624,415
                                                           ----------------     -----------------  --------------------
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                             328,034               327,426               337,382
          Amortization of net investment in direct
              financing leases                                     106,674                87,580                78,031
          Amortization                                               2,961                 3,170                 2,574
          Equity in earnings of joint ventures, net of
              distributions                                        133,074                87,495                66,276
          Gains on sale of assets                                 (304,600)             (418,754)              (38,003)
          Provision for write-down of assets                       138,222               512,523               469,471
          Decrease (increase) in receivables                       (15,835)               57,276                17,818
          Decrease (increase) in due from related parties           14,982                18,856               (33,878)
          Decrease (increase) in other assets                      (11,580)                9,750              (12,523)
          Increase in accrued rental income                       (131,491)             (136,975)             (170,575)
          Decrease in accounts payable and accrued
              expenses                                             (26,504)              (31,919)              (83,834)
          Decrease in due to related parties                          (365)                 (254)              (39,767)
          Increase (decrease) in rents paid in advance
              and deposits                                          94,944               (14,533)              108,533
          Decrease in deferred rental income                        (6,896)              (44,614)                   --
                                                           -----------------  -------------------  -------------------
              Total adjustments                                    321,620               457,027               701,505
                                                           ----------------     -----------------  --------------------
Net Cash Provided by Operating Activities                     $  3,355,765         $   3,097,228        $    3,325,920
                                                           ================     =================  ====================

Cash Flows from Investing Activities:
    Proceeds from sale of real estate properties                 2,046,888             2,423,978               562,130
    Additions to real estate properties with operating          (1,215,441)           (1,445,207)             (749,500)
       leases
    Redemption of (investment in) certificate
       of deposit                                                       --               100,000              (100,000)
    Investment in joint ventures                                   (34,876)           (1,735,778)             (241,466)
    Return of capital from joint venture                                --               400,000                    --
    Collections on mortgage note receivable                             --               467,000                    --
                                                           ----------------     -----------------  --------------------
          Net cash provided by (used in)
              investing activities                                 796,571               209,993              (528,836)
                                                           ----------------     -----------------  --------------------
Cash Flows from Financing Activities:
     Distributions to limited partners                          (3,200,000)           (3,200,000)           (3,200,000)
                                                           ----------------     -----------------  --------------------
        Net cash used in financing activities                   (3,200,000)           (3,200,000)           (3,200,000)
                                                           ----------------     -----------------  --------------------
Net Increase (Decrease) in Cash and Cash Equivalents               952,336               107,221              (402,916)

Cash and Cash Equivalents at Beginning of Year                   1,364,668             1,257,447             1,660,363
                                                           ----------------     -----------------  --------------------
Cash and Cash Equivalents at End of Year                      $  2,317,004         $   1,364,668        $    1,257,447
                                                           ================     =================  ====================

                 See accompanying notes to fiancial statments.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED


                                                                          Year Ended December 31,
                                                               2002                 2001                  2000

                                                        -------------------  --------------------  --------------------
Supplemental Schedule of Non-Cash
     Financing Activities:

          Distributions declared and unpaid at
              December 31                                 $    900,000          $    800,000           $   800,000
                                                        ===================  ====================  ====================

                 See accompanying notes to financial statments.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001 and 2000


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

         Real Estate and Lease Accounting - The Partnership records the acquisitions of real estate properties at cost, including closing costs. Real estate properties are leased to third parties generally on a triple-net basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2002, 2001, and 2000 tenants paid directly to real estate taxing authorities approximately $361,000, $342,500 and $321,700, respectively, in real estate taxes in accordance with the terms of their triple net leases with the Partnership.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The Partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

             Direct financing method - Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodical rate of return on the Partnership's net investment in the leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while a majority of the land portion of these leases are operating leases.

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

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:

             Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. In contrast, deferred rental income represents the aggregate amount of scheduled rental payments to date (including rental payments due during construction and prior to the property being placed in service) in excess of income recognized on a straight-line basis over the lease term commencing on the date the property is placed in service

         Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their estimated fair value.

         When the collection of amounts recorded as rental or other income is considered to be doubtful, a provision is made to increase the allowance for doubtful accounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

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

         Lease Costs - Other assets include lease incentive costs and brokerage and legal fees associated with negotiating leases and are amortized over the term of the new lease using the straight-line method.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation, including a change in presentation of the statement of cash flows from the direct to the indirect method. These reclassifications had no effect on total partners' capital, net income or cash flows.

         Statement  of  Financial  Accounting  Standards  No. 144 ("FAS  144") -
         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB  Interpretation  No. 46 ("FIN 46") - In January 2003,  FASB issued
         FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard

                            CNL INCOME FUND XV, LTD.
                        (A Florida Limited Partnership)


                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:

         may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Real Estate Properties with Operating Leases:

         Real estate properties with operating leases consisted of the following at December 31:


                                                   2002              2001
                                           ---------------     ----------------
             Land                          $   13,827,656     $   13,184,445
             Buildings                          9,592,932          9,020,702
                                           -----------------   ---------------
                                               23,420,588         22,205,147
             Less accumulated depreciation     (1,973,280)        (1,647,495)
                                           ----------------    ----------------
                                           $   21,447,308      $  20,557,652
                                           ===============     =================

         In April 2001, the Partnership sold its property in Woodland Hills, California to a third party and received net sales proceeds of approximately $1,253,700, resulting in a gain of approximately $246,700. In April 2001, the Partnership reinvested the net sales proceeds in a property in Blue Springs, Missouri as tenants-in-common with CNL Income Fund XIII, Ltd., an affiliate of the general partners. In addition, in October 2001, the Partnership sold its property in Altadena, California to a third party and received net sales proceeds of approximately $937,000, resulting in a gain of approximately $172,100. In December 2001, the Partnership reinvested the net sales proceeds plus a portion of the net sales proceeds from the sale of the property in Greer, South Carolina (see Note 3) in a property in Houston, Texas.

         In June 2002, the Partnership reinvested the majority of the proceeds from the sale of the property in Redlands, California (see Note 5) in a property in Houston, Texas. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2002:

                         2003            $    2,426,934
                         2004                 2,482,633
                         2005                 2,609,497
                         2006                 2,613,379
                         2007                 2,648,296
                         Thereafter          17,758,689
                                        ----------------
                                         $   30,539,428
                                        ===============

                                             CNL INCOME FUND XV, LTD.
                                          (A Florida Limited Partnership)

                                     NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                   Years Ended December 31, 2002, 2001, and 2000


3.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                    2002                    2001
                                             --------------------   ---------------------
   Minimum lease payments receivable              $    7,522,964           $   8,314,470
   Estimated residual values                           1,777,624               1,777,609
   Less unearned income                               (4,731,262)             (5,286,481)
                                             --------------------   ---------------------

   Net investment in direct financing leases      $    4,569,326           $   4,805,598
                                             ====================   =====================

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2002:

                     2003             $    667,249
                     2004                  667,249
                     2005                  670,953
                     2006                  678,361
                     2007                  690,356
                     Thereafter          4,148,796
                                      -------------
                                      $   7,522,964
                                      ==============

         During 2001, the Partnership increased its provision for write-down of assets for the property in Bartlesville, Oklahoma by $223,839 to $276,340 because the tenant of the property experienced financial difficulties and filed for bankruptcy in October 2001. During 2002, the Partnership increased the provision by an additional $129,597. The provisions represented the difference between the carrying value of the net investment in direct financing lease and the property's estimated fair value.

         In April 2001, the Partnership sold its property in Greer, South Carolina to the tenant and received net sales proceeds of $700,000 (consisting of $233,000 in cash and $467,000 in the form of a promissory note) resulting in a loss of $288,684 which the Partnership recorded as a provision for write-down of assets at March 31, 2001. The provision represented the difference between the carrying value of the net investment in the direct financing lease and the property's fair value based on the sales contract. The Partnership reinvested a portion of the net sales plus the net sales proceeds from the sales of the property in Altadena, California in a property in Houston, Texas. During the year ended December 31, 2001, the Partnership collected the entire amount due under the promissory note.

4.       Investment in Joint Ventures:

         The Partnership has a 50%, a 23.62%, a 16% and a 15% interest in the profits and losses of Wood-Ridge Real Estate Joint Venture, TGIF Pittsburgh Joint Venture, a property in Clinton, North Carolina and a property in Fort Myers, Florida, held as tenants-in-common with affiliates of the general partners. The remaining interests in these joint ventures are held by affiliates of the Partnership, which have the same general partners.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:

         In April 2001, the Partnership used a portion of the net sales proceeds from the sale of its properties in Woodland Hills, California and Greer, South Carolina to acquire an interest in a property in Blue Springs, Missouri, as tenants-in-common, with CNL Income Fund XIII, Ltd., a Florida limited partnership, and an affiliate of the general partners. The Partnership acquired this interest from CNL BB Corp., an affiliate of the general partners. The Partnership contributed approximately $1,269,700 and as of December 31, 2002, the Partnership owned a 59% interest in this property.

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

         In August 2001, the Partnership used a portion of the amounts received as a return of capital, as described above, to enter into a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund VII, Ltd., an affiliate of the general partners, to construct one restaurant property in Columbus, Georgia. As of December 31, 2001, the Partnership had contributed approximately $466,120 to purchase land and pay for its share of construction costs relating to the joint venture. During 2002, the Partnership contributed $34,876 to complete the construction. As of December 31, 2002, the Partnership owned a 31.25% interest in the profits and losses of the joint venture.

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

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at December 31:

                                                                           December 31,         December 31,
                                                                               2002                 2001
                                                                          ---------------      ---------------
          Real estate properties with operating leases, net                 $ 10,724,926         $ 11,001,753
          Net investment in direct financing leases                              779,576              793,308
          Cash                                                                    47,507              115,890
          Receivables                                                             20,708               25,675
          Accrued rental income                                                  450,591              341,059
          Other assets                                                            12,990               15,426
          Liabilities                                                             70,077              184,715
          Partners' Capital                                                   11,966,221           12,108,396


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:

                                                                        Year Ended December 31,
                                                                  2002              2001              2000
                                                             ----------------  ----------------  ---------------
          Revenues                                              $  1,447,921      $  1,227,629      $   984,548
          Lease termination income                                        --           200,000               --
          Expenses                                                  (233,338 )        (204,327 )       (168,830 )
          Loss on sale of assets                                          --           (84,473 )             --
                                                             ----------------  ----------------  ---------------
          Net Income                                            $  1,214,583       $ 1,138,829       $  815,718
                                                             ================  ================  ===============


         The Partnership recognized income of $442,344, $435,249, and $296,929 during the years ended December 31, 2002, 2001 and 2000, respectively, from these joint ventures and tenancy in common arrangements.

5.       Discontinued Operations:

         During 2002, the Partnership sold its properties in Redlands, California, Medina, Ohio and Stratford, New Jersey to separate third parties and received aggregate net sales proceeds of $2,046,900 resulting in a net gain on disposal of $304,600. The property in Stratford, New Jersey consisted of land only. During the second quarter of 2002, the Partnership increased its provision for write-down of assets related to the property in Medina, Ohio by $8,624. The Partnership had recorded a provision for write-down of assets in the amount of $394,474 related to the property in Medina, Ohio, during 2000, because the tenant of the property filed for bankruptcy and rejected its lease in 1998. The provision represented the difference between the carrying value of the property at December 31, 2000 and its estimated fair value. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of discontinued operations are as follows:

                                                                    Year Ended December 31,
                                                           2002              2001              2000
                                                       -------------     -------------    ---------------
                Rental revenues                        $     56,242      $    147,084     $      177,296
                Expenses                                    (17,190 )         (41,360 )           (2,838 )
                Provision for write-down of assets           (8,624 )              --           (394,474 )
                Gain (loss) on disposal of assets           304,600                --                 --
                                                       -------------     -------------    ---------------
                Income (loss) from discontinued
                      operations                       $    335,028       $   105,724      $    (220,016 )
                                                       =============     =============    ===============

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


6.       Allocations and Distributions:

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the general partners. From inception through December 31, 1999, generally, distributions of net cash flow were made 99% to the limited partners and one percent to the general partners. However, one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, 8%, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 8% Return").

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2002, 2001 and 2000.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


6.       Allocations and Distributions - Continued:

         During the year ended December 31, 2002, the Partnership declared distributions to the limited partners of $3,300,000. The Partnership declared distributions to the limited partners of $3,200,000, during each of the years ended December 31, 2001 and 2000. No distributions have been made to the general partners to date.

7.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                   2002                2001               2000
                                                              ----------------   ----------------   ---------------
           Net income for financial reporting purposes           $  3,034,145        $ 2,640,201       $ 2,624,415

           Effect of timing differences relating to
                depreciation                                          (41,215)           (52,017)          (60,009)

           Direct financing leases recorded as operating
                leases for tax reporting purposes                     106,674             87,580            78,031

           Provision for write-down of assets                         138,222            512,523           446,975

           Effect of timing differences relating to equity
                in earnings of unconsolidated joint                    (7,242)            31,391            34,119
                ventures

           Accrued rental income                                     (134,712)          (177,910)         (148,079)

           Rents paid in advance                                       95,015            (14,461)          108,533

           Deduction of transaction costs for tax reporting
                purposes                                                   --                 --          (218,818)

           Effect of timing differences relating to                  (190,534)           153,720            24,796
                allowance for doubtful accounts

           Effect of timing differences relating to
                gains/losses on sale on real estate                  (563,927)          (601,834)         (109,474)
                properties

           Other                                                          837              1,046             1,327
                                                              ----------------   ----------------   ---------------
           Net income for federal income tax purposes            $  2,437,263        $ 2,580,239       $ 2,781,816
                                                              ================   ================   ===============

                                             CNL INCOME FUND XV, LTD.
                                          (A Florida Limited Partnership)

                                     NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                   Years Ended December 31, 2002, 2001, and 2000


8.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF") served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.). RAI Restaurants, Inc. ("the Advisor") is a wholly owned subsidiary of APF. The individual general partners are stockholders and directors of APF.

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. Any portion of the management fee not paid is deferred without interest. The Partnership incurred management fees of $36,043, $33,498, and $35,870, for the years ended December 31, 2002, 2001, and 2000, respectively.

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

         During the years ended December 31, 2002, 2001, and 2000, the Partnership's advisor and its affiliates of the general partners provided accounting and administrative services to the Partnership including services during 2000 relating to the proposed and terminated merger. The Partnership incurred $204,164, $233,022, $102,104, for the years ended December 31, 2002, 2001, and 2000, respectively, for such services.

         In April 2001, the Partnership and CNL Income Fund XIII, Ltd., as tenants-in-common, acquired an interest in a property from CNL BB Corp., an affiliate of the general partners, for a purchase price of approximately $2,152,000. CNL Income Fund XIII, Ltd. is an affiliate of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership and CNL Income Fund XIII, Ltd., as tenants-in-common. The purchase price paid by the Partnership and CNL Income Fund XIII, Ltd., as tenants-in-common, represents the costs incurred by CNL BB Corp. to acquire and carry the property.

         In December 2001, the Partnership acquired a property located in Houston, Texas from CNL Funding 2001-A, LP, for a purchase price of approximately $1,445,200. In June 2002, the Partnership acquired another property in Houston, Texas from CNL Funding 2001-A, LP, for a purchase price of approximately $1,215,400. CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the properties in order to facilitate the acquisition of the properties by the Partnership. The purchase prices paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


8.       Related Party Transactions - Continued:

         The amount due to related parties at December 31, 2002, 2001, and 2000, totaled $20,605, $20,970, and $21,224, respectively.

9.       Concentration of Credit Risk:

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                            2002               2001                2000
                                                       ----------------   ---------------     ----------------
          Checkers Drive-In Restaurants, Inc.           $  715,508           $ 717,759            $ 716,761
          Golden Corral Corporation                        679,064             637,725              584,897
          Flagstar Enterprises, Inc.                       529,394             533,063              536,076
          Jack in the Box Inc. (formerly
               Foodmaker, Inc.)                                N/A                 N/A              417,426

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                             2002                  2001                2000
                                                       ----------------      ----------------    ---------------
           Checkers Drive-In Restaurants                    $  715,508             $ 717,758          $ 716,761
           Golden Corral Family Steakhouse
               Restaurants                                     679,064               637,725            584,897
           Hardee's                                            529,394               533,063            536,076
           Long John Silver's                                  407,523               396,422            392,709
           Jack in the Box                                         N/A                   N/A            417,426

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any lessee or restaurant chain contributing more than 10% of the Partnership's revenues will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant or restaurant chain did not represent more than 10% of the Partnership's total rental revenues.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


10.      Selected Quarterly Financial Data:

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2002 and 2001:

                  2002 Quarter               First         Second          Third          Fourth          Year
         -------------------------------  ------------  --------------  -------------  -------------  --------------
         Continuing Operations (1):
              Revenues                        758,371         740,280        811,899        791,940       3,102,490
              Equity in earnings of
                joint ventures                109,916         111,892        109,591        110,945         442,344
              Income from continuing          656,459         677,218        758,022        607,418       2,699,117
                operations
         Discontinued Operations (1):
              Revenues                         24,921          14,222          9,012          8,087          56,242
              Income (Loss) from
                discontinued
                operations                    319,657            (624 )        4,081         11,914         335,028

         Net Income                           976,116         676,594        762,103        619,332       3,034,145

         Net Income per limited
            partner unit:

           Continuing operations              $  0.16        $   0.17       $   0.19       $   0.15        $   0.67
           Discontinued operations               0.08              --             --           0.01            0.09
                                          ------------  --------------  -------------  -------------  --------------
                  Total                      $   0.24        $   0.17       $   0.19       $   0.16        $   0.76
                                          ============  ==============  =============  =============  ==============


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


10.      Selected Quarterly Financial Data - Continued:


                  2001 Quarter               First         Second          Third          Fourth          Year
         -------------------------------  ------------  --------------  -------------  -------------  --------------
         Continuing Operations (1):
              Revenues                      $ 771,190       $ 740,304      $ 727,270      $ 751,238      $2,990,002
              Equity in earnings of
                joint ventures                 80,799         157,359         99,801         97,290         435,249
              Income from continuing
                operations                    241,471         930,094        474,281        888,631       2,534,477

         Discontinued Operations (1):
              Revenues                         36,774          36,774         36,774         36,762         147,084
              Income from
                discontinued
                operations                     28,198          26,232         25,725         25,569         105,724

         Net Income                           269,669         956,326        500,006        914,200       2,640,201

         Net Income per limited
              partner unit:

           Continuing operations             $   0.06        $   0.23       $   0.12       $   0.22        $   0.63
           Discontinued operations               0.01            0.01           0.01             --            0.03
                                          ------------  --------------  -------------  -------------  --------------
                  Total                      $   0.07        $   0.24       $   0.13       $   0.22        $   0.66
                                          ============  ==============  =============  =============  ==============


         (1) Certain items in the quarterly financial data have been reclassified to conform to 2002 presentation. These reclassifications had no effect on net income. The results of operations relating to properties that were either disposed of or that were classified as held for sale as of December 31, 2002 are reported as discontinued operations for all periods presented. The results of operations relating to properties that were identified for sale as of December 31, 2001, but sold subsequently are reported as continuing operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                                     PART III

Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL American Properties Fund, Inc. ("APF"), CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 56. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of APF, a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 55. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is a Director of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, and Treasurer , and from 1997 until June 2002 served as President, of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 47. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 39. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the General Partners, the officers of the corporate General Partner, and persons who own more than ten percent of a registered class of the Partnership's equity securities
(collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Reporting Persons are required by SEC regulation to furnish the Partnership with copies of all Forms 3, 4 and 5 that they file.

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2002.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 10, 2003, no person was known to the Registrant to be a beneficial owner of more than 5% of the Units.

         The following table sets forth, as of March 10, 2003, the beneficial ownership interests of the General Partners in the Registrant.

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

         The Partnership has no equity compensation plans.

                                                        45
Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2002, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                            Amount Incurred
         Type of Compensation                                                                 For the Year
            and Recipient                        Method of Computation                  Ended December 31, 2002
   ---------------------------------     --------------------------------------      -------------------------------
   Reimbursement  to affiliates for      Operating  expenses are reimbursed at       Accounting and
   operating expenses                    the  lower  of  cost  or  90%  of the       administra-tive services:
                                         prevailing  rate at which  comparable       $204,164
                                         services  could have been obtained in
                                         the     same     geographic     area.
                                         Affiliates  of the  General  Partners
                                         from  time  to  time  incur   certain
                                         operating  expenses  on behalf of the
                                         Partnership     for     which     the
                                         Partnership       reimburses      the
                                         affiliates without interest.

   Annual    management    fee   to      One  percent  of  the  sum  of  gross       $36,043
   affiliates                            revenues   from   Properties   wholly
                                         owned  by the  Partnership  plus  the
                                         Partnership's   allocable   share  of
                                         gross  revenues of joint  ventures in
                                         which    the    Partnership    is   a
                                         co-venturer.   The  management   fee,
                                         which  will  not  exceed  competitive
                                         fees for  comparable  services in the
                                         same geographic  area, may or may not
                                         be  taken,  in whole or in part as to
                                         any year,  in the sole  discretion of
                                         affiliates  of the General  Partners.
                                         All or any portion of the  management
                                         fee not taken as to any  fiscal  year
                                         shall be  deferred  without  interest
                                         and  may  be  taken  in  such   other
                                         fiscal year as the  affiliates  shall
                                         determine.



                                                                                            Amount Incurred
         Type of Compensation                                                                 For the Year
            and Recipient                        Method of Computation                  Ended December 31, 2002
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

   General   Partners'    deferred,      A deferred,  subordinated share equal       $-0-
   subordinated       share      of      to  5% of  Partnership  distributions
   Partnership  net sales  proceeds      of   such   net    sales    proceeds,
   from  a  sale  or  sales  not in      subordinated   to   certain   minimum
   liquidation of the Partnership        returns to the Limited Partners.




                                                                                            Amount Incurred
         Type of Compensation                                                                 For the Year
            And Recipient                        Method of Computation                  Ended December 31, 2002
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

The Partnership acquired two Taco Cabana Properties in Houston, Texas from CNL Funding 2001-A, LP, an affiliate of the General Partners, for purchase prices of approximately $1,215,400 and $1,445,200. CNL Funding 2001-A, LP had purchased and temporarily held title to these Properties in order to facilitate the acquisition of the Properties by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Properties.


Item 14.  Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate General Partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                      PART IV


Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2002 and 2001

                  Statements of Income for the years ended December 31, 2002, 2001, and 2000

                  Statements of Partners' Capital for the years ended December 31, 2002, 2001, and 2000

                  Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

                  Notes to Financial Statements

         2.   Financial Statement Schedule

                  Schedule II - Valuation and Qualifying  Accounts for the years ended December 31, 2002,  2001 and
                  2000.

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.


         3.  Exhibits

             **3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XV, Ltd. (Included as Exhibit 3.2 to
                        Registration Statement No. 33-69968 on Form S-11 and incorporated herein by reference.)

             **4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XV, Ltd. (Included as Exhibit 3.1 to
                        Registration Statement No. 33-69968 on Form S-11 and incorporated herein by reference.)

             **4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XV, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 30,1995, incorporated herein by reference.)

             **10.1 Management Agreement between CNL Income Fund XV, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

             **10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

             **10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as
                        Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

             **10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                        Exhibit 10.4 for Form 10-Q filed with the Securities and Exchange Commission on August 7, 2001 and incorporated herein be reference.)

             **10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as
                        Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

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

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2002 through December 31, 2002.


**       Previously filed

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2003.


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

                   Signature                                 Title                                   Date
    /s/ Robert A. Bourne                     President,   Treasurer   and  Director             March 26, 2003
    Robert A. Bourne                         (Principal  Financial  and  Accounting
                                             Officer)


    /s/ James M. Seneff, Jr.                 Chief  Executive  Officer and Director             March 26, 2003
    James M. Seneff, Jr.                     (Principal Executive Officer)



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XV, Ltd. (the "registrant"), certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a.designed such  disclosure  controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b.evaluated the  effectiveness of the registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c.presented in this annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a.all  significant  deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b.any  fraud,   whether  or  not   material,   that   involves
                    management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003


/s/ James M. Seneff, Jr.
 James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XV, Ltd. (the "registrant") certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a.designed such  disclosure  controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b.evaluated the  effectiveness of the registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c.presented in this annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a.all  significant  deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 26, 2003

/s/ Robert A. Bourne
Robert A. Bourne
President and Treasurer

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2002, 2001, and 2000



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

  2001        Allowance for
                 doubtful
                 accounts (a)         $  63,507       $   46,935        $  109,684 (b)    $   1,519 (c)       $   --     $ 218,607
                                  ==============  ===============  ================    =============     ============  ============

  2002        Allowance for
                 doubtful
                 accounts (a)         $ 218,607         $     --        $    5,242 (b)    $ 184,891 (c)     $ 10,885      $ 28,073
                                  ==============  ===============  ================    =============     ============  ============


                  (a) deducted from receivables and accrued rental income on the balance sheet.

                  (b) reduction of rental and other income.

                  (c) amounts written off as uncollectible.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2002




                                                                            Costs Capitalized
                                                                               Subsequent To
                                                         Initial Cost          Acquisition
                                             --------------------------  ---------------------
                              Encum-                       Buildings and  Improve-     Carrying
                              brances           Land        Improvements    ments      Costs
                             ----------      ------------  ------------  ------------  -------

Properties the Partnership
  has Invested in Under
  Operating Leases:

    Bennigan's Restaurant:
      Mentor, Ohio (h)           -              $520,556    $1,135,584      $749,500        -

    Checkers Drive-In Restaurants:
      Englewood, Florida         -               339,499             -             -        -
      Marietta, Georgia          -               432,547             -             -        -
      Norcross, Georgia          -               405,256             -             -        -
      Philadelphia, Pennsylvania -               417,014             -             -        -
      St. Petersburg, Florida    -               557,206             -             -        -
      Lake Mary, Florida         -               614,471             -             -        -
      Philadelphia, Pennsylvania -               599,586             -             -        -
      Winter Garden, Florida     -               353,799             -             -        -
      Chamblee, Georgia          -               427,829             -             -        -
      Largo, Florida             -               407,211             -             -        -
      Seminole, Florida          -               423,116             -             -        -
      Orlando, Florida           -               604,920             -             -        -
      Bradenton, Florida         -               215,478             -             -        -

    Denny's Restaurant:
      Huntsville, Texas          -               349,266             -             -        -

    Golden Corral Family
      Steakhouse Restaurants:
           Aberdeen, North Caroli-a              406,989             -       849,648        -
           Norman, Oklahoma      -               763,892             -       939,205        -
           Augusta, Georgia      -               766,891             -     1,124,687        -

    Hardee's  Restaurants:
      Olive Branch, Mississippi  -               209,243             -             -        -
      Columbia, South Carolina   -               230,268       497,047             -        -
      Pawleys Island, South Carol-na             307,911       593,997             -        -
      Cookeville, Tennessee      -               216,335             -             -        -
      Niceville, Florida         -               310,511       480,398             -        -

    Jack in the Box Restaurants:
      Port Arthur, Texas         -               426,378       646,811             -        -

    Japan Express Restaurant:
      Lancaster, South Carolina (-)              221,251             -             -        -

    Long John Silver's Restaurants:
      Lexington, Kentucky (i)    -               346,854       303,425             -        -
      Jackson, Tennessee         -               254,023             -             -        -
      Albuquerque, New Mexico    -               210,008       311,622             -        -
      Irving, Texas              -               454,448             -             -        -
      Neosho, Missouri           -               171,859             -             -        -

    Taco Cabana Restaurant:
      Houston, Texas             -               735,323       709,885
      Houston, Texas             -               643,211       572,231             -        -

    Wendy's Old Fashioned
      Hamburgers Restaurants:
           Arlington, Virginia   -               592,917       678,893             -        -
                                             ------------  ------------  ------------  -------

                                             $13,936,066    $5,929,893    $3,663,040        -
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
                                             ============  ============  ============  =======

Property in Which the Partnership
    has a 59% Interest as Tenants-
    in-Common and has Invested in
    Under an Operating Lease:

         Golden Corral Family
          Steakhouse Restaurant:
             Blue Springs, Missou-i (k)         $786,973    $1,297,431             -        -
                                             ============  ============  ============  =======

Property of Joint Venture
    in Which the Partnership
    has a 31.25% Interest
    and has Invested in
    Under an Operating Lease:

      Sonny'siBar-B-QeRestaurant:
           Columbus, Georgia     -              $392,880    $1,194,307       $15,999        -
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
                                             ============  ============  ============  =======


                                                                            Life on Which
                Net Cost Basis at Which                                     Depreciation in
               Carried at Close of Period (c)           Date                Latest Income
-----------------------------------------
               Buildings and               Accumulated  of Con-  Date       Statement is
    Land       Improvements     Total      Depreciation structioAcquired      Computed
-------------  ------------  ------------  -----------  ------  --------    -------------

    $520,556    $1,885,084    $2,405,640     $217,018   1995     10/94          (h)


     339,499             -       339,499           (d)    -      05/94          (d)
     432,547             -       432,547           (d)    -      05/94          (d)
     405,256             -       405,256           (d)    -      05/94          (d)
     417,014             -       417,014           (d)    -      05/94          (d)
     557,206             -       557,206           (d)    -      05/94          (d)
     614,471             -       614,471           (d)    -      07/94          (d)
     599,586             -       599,586           (d)    -      08/94          (d)
     353,799             -       353,799           (d)    -      08/94          (d)
     427,829             -       427,829           (d)    -      12/94          (d)
     407,211             -       407,211           (d)    -      12/94          (d)
     423,116             -       423,116           (d)    -      12/94          (d)
     604,920             -       604,920           (d)    -      03/95          (d)
     215,478             -       215,478           (d)    -      03/95          (d)


     349,266            (e)      349,266           (f)  1994     05/94          (f)



     406,989       849,648     1,256,637      233,731   1994     06/94          (b)
     763,892       939,205     1,703,097      251,913   1994     08/94          (b)
     766,891     1,124,687     1,891,578      300,225   1994     09/94          (b)


     209,243            (e)      209,243           (f)  1994     04/94          (f)
     230,268       497,047       727,315      144,598   1993     04/94          (b)
     307,911       593,997       901,908      171,717   1992     04/94          (b)
     216,335            (e)      216,335           (f)  1992     04/94          (f)
     310,511       480,398       790,909      138,921   1993     04/94          (b)


     426,378       646,811     1,073,189      177,932   1994     09/94          (b)


     112,840            (e)      112,840           (f)  1994     07/94          (f)


     346,854       303,425       650,279       39,619   1994     06/94          (i)
     254,023            (e)      254,023           (f)  1994     06/94          (f)
     210,008       311,622       521,630       78,816   1976     05/95          (b)
     454,448            (e)      454,448           (f)  1995     07/94          (f)
     171,859            (e)      171,859           (f)  1994     07/94          (f)


     735,323       709,885     1,445,208       25,634   1998     12/01          (b)
     643,211       572,231     1,215,442       11,126   1998     06/02          (b)



     592,917       678,893     1,271,810      182,030   1994     12/94          (b)
-------------  ------------  ------------  -----------

 $13,827,655    $9,592,933   $23,420,588   $1,973,280
=============  ============  ============  ===========



     409,942       737,391     1,147,333      153,123   1994     10/96          (b)
     518,507       542,919     1,061,426      112,740   1994     10/96          (b)



     173,396       329,201       502,597       65,587   1993     01/97          (b)


     398,313             -       398,313           (d)    -      10/96          (d)
     253,934       531,509       785,443      110,370   1996     10/96          (b)
-------------  ------------  ------------  -----------

  $1,754,092    $2,141,020    $3,895,112     $441,820
=============  ============  ============  ===========








  $1,036,297    $1,499,296    $2,535,593     $129,246   2000     06/00          (b)
=============  ============  ============  ===========








    $138,382      $676,588      $814,970     $156,486   1996     01/96          (b)
=============  ============  ============  ===========







    $638,026            (e)     $638,026           (f)  1982     06/98          (f)
=============  ============  ============








    $786,973    $1,297,431    $2,084,404      $75,684   2000     04/01          (b)
=============  ============  ============  ===========








    $392,880    $1,210,306    $1,603,186      $43,129   2001     08/01          (b)
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


           -            (e)           (e)          (f)  1994     06/94          (f)
           -            (e)           (e)          (f)  1994     07/94          (f)
           -            (e)           (e)          (f)  1995     07/94          (f)










           -            (e)           (e)          (f)  1982     06/98          (f)


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

         NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002

(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 2001, 2000 and 1999 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                         Accumulated
                                                                     Cost               Depreciation
                                                              -------------------    --------------------
                 Properties the Partnership has Invested
                    in Under Operating Leases:

                      Balance, December 31, 1999                  $   22,394,016          $    1,219,633
                      Acquisition                                        749,500                      --
                      Dispositions                                      (586,028 )               (23,899 )
                      Depreciation expense                                    --                 304,125
                                                              -------------------    --------------------

                      Balance, December 31, 2000                      22,557,488               1,499,859
                      Acquisition                                      1,445,207                      --
                      Dispositions                                    (1,797,548 )              (155,528 )
                      Depreciation expense                                    --                 303,164
                                                              -------------------    --------------------

                      Balance, December 31, 2001                      22,205,147               1,647,495
                      Acquisitions                                     1,215,441                      --
                      Depreciation expense                                    --                 325,785
                                                              -------------------    --------------------

                      Balance, December 31, 2002                  $   23,420,588          $    1,973,280
                                                              ===================    ====================

                 Properties of Joint Venture in Which
                    the Partnership has a 50% Interest
                    and has Invested in Under Operating
                    Leases:

                      Balance, December 31, 1999                  $    4,883,784           $     301,471
                      Depreciation expense                                    --                  94,202
                                                              -------------------    --------------------

                      Balance, December 31, 2000                       4,883,784                 395,673
                      Disposition                                       (988,672 )              (104,199 )
                      Depreciation expense                                    --                  78,979
                                                              -------------------    --------------------

                      Balance, December 31, 2001                       3,895,112                 370,453
                      Depreciation expense                                    --                  71,367
                                                              -------------------    --------------------

                      Balance, December 31, 2002                  $    3,895,112           $     441,820
                                                              ===================    ====================


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION -
                                    CONTINUED

                                December 31, 2002

                                                                                        Accumulated
                                                                     Cost               Depreciation
                                                              -------------------    -------------------
               Property of Joint Venture in Which the
                 Partnership has a 23.62% Interest and
                 has Invested in Under an Operating
                 Lease:

                     Balance, December 31, 1999                        $      --              $      --
                     Acquisition                                       2,535,593                     --
                     Depreciation expense                                     --                 29,292
                                                              -------------------    -------------------

                     Balance, December 31, 2000                        2,535,593                 29,292
                     Depreciation expense                                     --                 49,977
                                                              -------------------    -------------------

                     Balance, December 31, 2001                        2,535,593
                                                                                                 79,269
                     Depreciation expense                                                        49,977
                                                              -------------------    -------------------
                     Balance, December 31, 2002                    $   2,535,593           $    129,246
                                                              ===================    ===================

               Property Which the Partnership has a 16%
                  Interest as Tenants-In-Common and has
                  Invested in Under an Operating Lease:

                     Balance, December 31, 1999                     $    814,970           $     88,827
                     Depreciation expense                                     --                 22,553
                                                              -------------------    -------------------
                     Balance, December 31, 2000                          814,970                111,380
                     Depreciation expense                                     --                 22,553
                                                              -------------------    -------------------

                     Balance, December 31, 2001                          814,970                133,933
                     Depreciation expense                                     --                 22,553
                                                              -------------------    -------------------

                     Balance, December 31, 2002                     $    814,970           $    156,486
                                                              ===================    ===================

               Property in Which the Partnership has a
                  15% Interest as Tenants-In-Common and
                  has Invested in Under an Operating
                  Lease:

                     Balance, December 31, 1999                     $    638,026              $      --
                     Depreciation expense (f)                                 --                     --
                                                              -------------------    -------------------

                     Balance, December 31, 2000                          638,026                     --
                     Depreciation expense (f)                                 --                     --
                                                              -------------------    -------------------
                     Balance, December 31, 2001                          638,026                     --
                     Depreciation expense (f)                                 --                     --
                                                              -------------------    -------------------
                     Balance, December 31, 2002                     $    638,026              $      --
                                                              ===================    ===================

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION -
                                    CONTINUED

                                December 31, 2002


                                                                                      Accumulated
                                                                     Cost             Depreciation
                                                              -------------------  -------------------
          Property Which the Partnership has a 59%
                  Interest as Tenants-In-Common and has
                  Invested in Under an Operating Lease:

                     Balance, December 31, 2000                        $      --            $      --
                     Acquisition                                       2,151,963                   --
                     Depreciation expense                                     --               34,125
                                                              -------------------  -------------------

                     Balance, December 31, 2001
                     Reimbursement of construction                     2,151,963               34,125
                        cost (k)                                                  )                    )
                     Depreciation expense                                (67,559               (3,941
                                                                              --               45,500
                                                              -------------------  -------------------
                     Balance, December 31, 2002                    $   2,084,404         $     75,684
                                                              ===================  ===================

               Property of Joint Venture in which the
                  Partnership has a 31.25% Interest and
                  has Invested in Under an Operating
                  Lease:

                     Balance, December 31, 2000                        $      --            $      --
                     Acquisition                                       1,587,187                   --
                     Depreciation expense                                     --                3,318
                                                              -------------------  -------------------

                     Balance, December 31, 2001
                                                                       1,587,187                3,318
                     Acquisition                                          15,999                   --
                     Depreciation expense                                     --               39,811
                                                              -------------------  -------------------
                     Balance, December 31, 2002                    $   1,603,186         $     43,129
                                                              ===================  ===================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2002 the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $28,871,382 and $12,091,259, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(h) Effective December 9, 1999, the lease for this property was terminated resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 25 years.

(i) Effective October 1, 1999, the lease for this property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 25 years.

(j) Effective June 11, 1998, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 26 years. The undepreciated cost of the Property in Lancaster, South Carolina was written down to its estimated net realizable value due to an impairment in value. The Partnership recognized the impairment during 1998, by recording a provision for write-down of assets in the amount of $108,410 and $167,526, respectively. The impairment represented the difference between the Property's carrying value and the estimated net realizable value of the Property at December 31, 1998. In May 1999, the Partnership re-leased the Property to a new tenant. In connection, the building portion of the lease was reclassified from an operating lease to a net investment in direct financing lease, based on the net carrying value of the building.

(k) During the year ended December 31, 2002, the Partnership received reimbursement from the developer upon final construction cost reconciliation. In connection, therewith, the land and building values were adjusted accordingly.

                                                   EXHIBIT INDEX


Exhibit Number

         (a).  Exhibits

                 **3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XV, Ltd. (Included as Exhibit 3.2 to
                        Registration Statement No. 33-69968 on Form S-11 and incorporated herein by reference.)

                 **4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XV, Ltd. (Included as Exhibit 3.1 to
                        Registration Statement No. 33-69968 on Form S-11 and incorporated herein by reference.)

                 **4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XV, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on March 30,1995, incorporated herein by reference.)

                 **10.1 Management  Agreement  between  CNL Income Fund XV, Ltd.
                        and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

                 **10.2 Assignment of Management  Agreement  from CNL Investment
                        Company to CNL Income Fund Advisors, Inc. (Included as exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

                 **10.3 Assignment of Management  Agreement from CNL Income Fund
                        Advisors,  Inc. to CNL Fund Advisors,  Inc. (Included as
                        Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

                 **10.4 Assignment  of  Management   Agreement   from  CNL  Fund
                        Advisors,  Inc. to CNL APF  Partners,  LP.  (Included as
                        Exhibit 10.4 for Form 10-Q filed with the Securities and Exchange Commission on August 7, 2001 and incorporated herein be reference.)

                 **10.5 Assignment   of  Management   Agreement   from  CNL  APF
                        Partners, LP to CNL Restaurants XVIII, Inc. (Included as
                        Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

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