Form 10-Q
period 2003-03-31
CNL INCOME FUND XV LTD
filed 2003-05-13
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2003
   --------------------------------------------------------------------------

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


                            CNL Income Fund XV, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                        59-3198888
--------------------------------              --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
--------------------------------              --------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                 (407) 540-2000
                                              --------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):Yes___ No X

                                    CONTENTS





Part I                                                               Page
                                                                     ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                            1

                  Condensed Statements of Income                      2

                  Condensed Statements of Partners' Capital           3

                  Condensed Statements of Cash Flows                  4

                  Notes to Condensed Financial Statements             5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 7-8

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                         9

   Item 4.   Controls and Procedures                                  9

Part II

   Other Information                                                  10-11

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                              March 31,             December 31,
                                                                                 2003                   2002
                                                                          -------------------    -------------------
                               ASSETS

   Real estate properties with operating leases, net                           $  21,363,872          $  21,447,308
   Net investment in direct financing leases                                       3,983,126              4,010,335
   Real estate held for sale                                                         558,991                558,991
   Investment in joint ventures                                                    4,436,121              4,455,920
   Cash and cash equivalents                                                       2,193,441              2,317,004
   Receivables, less allowance for doubtful
       accounts of $613 and $1,068, respectively                                         300                 37,849
   Accrued rental income less allowance for doubtful
       accounts of $27,005 in 2003 and 2002                                        1,888,123              1,857,219
   Other assets                                                                       31,254                 42,906
                                                                          -------------------    -------------------

                                                                               $  34,455,228          $  34,727,532
                                                                          ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $     41,403            $     6,985
   Real estate taxes payable                                                           4,881                  2,109
   Distributions payable                                                             800,000                900,000
   Due to related parties                                                             21,864                 20,605
   Rents paid in advance and deposits                                                 84,470                163,197
                                                                          -------------------    -------------------
       Total liabilities                                                             952,618              1,092,896

   Commitment (Note 4)

   Partners' capital                                                              33,502,610             33,634,636
                                                                          -------------------    -------------------

                                                                               $  34,455,228          $  34,727,532
                                                                          ===================    ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2003               2002
                                                                               ---------------    ---------------
   Revenues:
       Rental income from operating leases                                        $   637,974         $  613,431
       Earned income from direct financing leases                                     111,823            114,660
       Contingent rental income                                                           297              1,911
       Interest and other income                                                        1,437              4,439
                                                                               ---------------    ---------------
                                                                                      751,531            734,441
                                                                               ---------------    ---------------

   Expenses:
       General operating and administrative                                            82,276             81,752
       Property expenses                                                                2,846              3,654
       Management fees to related parties                                               8,995              9,110
       State and other taxes                                                           38,343             36,584
       Depreciation and amortization                                                   84,177             79,405
                                                                               ---------------    ---------------
                                                                                      216,637            210,505
                                                                               ---------------    ---------------

   Income Before Equity in Earnings of Joint Ventures                                 534,894            523,936

   Equity in Earnings of Joint Ventures                                               109,281            109,916
                                                                               ---------------    ---------------

   Income from Continuing Operations                                                  644,175            633,852
                                                                               ---------------    ---------------

   Discontinued Operations (Note 3):
       Income from discontinued operations                                             23,799             40,436
       Gain on disposal of discontinued operations                                         --            301,828
                                                                               ---------------    ---------------
                                                                                       23,799            342,264
                                                                               ---------------    ---------------

   Net Income                                                                     $   667,974         $  976,116
                                                                               ===============    ===============

   Income Per Limited Partner Unit
       Continuing operations                                                       $     0.16          $    0.15
       Discontinued operations                                                           0.01               0.09
                                                                               ---------------    ---------------
                                                                                   $     0.17          $    0.24
                                                                               ===============    ===============

   Weighted Average Number of Limited
       Partner Units Outstanding                                                    4,000,000          4,000,000
                                                                               ===============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended            Year Ended
                                                                               March 31,             December 31,
                                                                                  2003                   2002
                                                                           -------------------     ------------------
General partners:
    Beginning balance                                                            $    174,788           $    174,788
    Net income                                                                             --                     --
                                                                           -------------------     ------------------
                                                                                      174,788                174,788
                                                                           -------------------     ------------------

Limited partners:
    Beginning balance                                                              33,459,848             33,725,703
    Net income                                                                        667,974              3,034,145
    Distributions ($0.20 and $0.83 per limited
       partner unit, respectively)                                                   (800,000 )           (3,300,000 )
                                                                           -------------------     ------------------
                                                                                   33,327,822             33,459,848
                                                                           -------------------     ------------------

Total partners' capital                                                        $   33,502,610          $  33,634,636
                                                                           ===================     ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2003               2002
                                                                                --------------     --------------
     Increase (Decrease) in Cash and Cash Equivalents

         Net Cash Provided by Operating Activities                                 $  776,437         $  751,786
                                                                                --------------     --------------

         Cash Flows from Investing Activities:
            Proceeds from sale of assets                                                   --          1,300,882
            Increase in restricted cash                                                    --         (1,296,422 )
            Investment in joint venture                                                    --            (34,876 )
                                                                                --------------     --------------
               Net cash used in investing activities                                       --            (30,416 )
                                                                                --------------     --------------

         Cash Flows from Financing Activities:
            Distributions to limited partners                                        (900,000 )         (800,000 )
                                                                                --------------     --------------
               Net cash used in financing activities                                 (900,000 )         (800,000 )
                                                                                --------------     --------------

     Net Decrease in Cash and Cash Equivalents                                       (123,563 )          (78,630 )

     Cash and Cash Equivalents at Beginning of Quarter                              2,317,004          1,364,668
                                                                                --------------     --------------

     Cash and Cash Equivalents at End of Quarter                                  $ 2,193,441        $ 1,286,038
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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XV, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:
         ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


3.       Discontinued Operations:
         -----------------------

         During 2002, the Partnership identified and sold three properties that were classified as Discontinued Operations in the accompanying financial statements. In January 2003, the Partnership entered into an agreement to sell its property in Bartlesville, Oklahoma. The property was reclassified from net investment in direct financing lease to real estate held for sale and was recorded at the lower of its carrying amount or fair value less cost to sell.

         The operating results of these properties reflected as discontinued operations are as follows:

                                                                             Quarter Ended March 31,
                                                                             2003               2002
                                                                        ----------------   ----------------
              Rental revenues                                               $    27,780        $    47,651
              Expenses                                                           (3,981 )           (7,215 )
              Gain on disposal of assets                                             --            301,828
                                                                        ----------------   ----------------
              Income from discontinued operations                           $    23,799        $   342,264
                                                                        ================   ================

4.       Commitment:
         -----------

         In January 2003, the Partnership entered into an agreement with the tenant to sell the property in Bartlesville, Oklahoma.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 37 Properties directly and 10 Properties indirectly through joint venture or tenancy in common arrangements. As of March 31, 2003, the Partnership owned 36 Properties directly and ten Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $776,437 and $751,786 for the quarters ended March 31, 2003 and 2002, respectively. The increase in cash from operating activities for the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002, was a result of changes in the Partnership's working capital.

         At March 31, 2003, the Partnership had $2,193,441 in cash and cash equivalents, as compared to $2,317,004 at December 31, 2002. The decrease in cash and cash equivalents at March 31, 2003 was primarily the result of the Partnership making a special distribution to the limited partners in 2003 which was declared at December 31, 2002 of $100,000 of cumulative excess operating reserves. The funds remaining at March 31, 2003, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $800,000 for each of the quarters ended March 31, 2003 and 2002. This represents distributions for each applicable quarter of $0.20 per unit. No distributions were made to the general partners for the quarters ended March 31, 2003 and 2002. No amounts distributed to the limited partners for the quarters ended March 31, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $952,618 at March 31, 2003, as compared to $1,092,896 at December 31, 2002.
The decrease in liabilities was primarily a result of the payment of a special distribution to the limited partners during the quarter ended March 31, 2003, that was accrued at December 31, 2002. The special distribution of $100,000 represented cumulative, excess operating reserves. The decrease in liabilities during the quarter ended March 31, 2003 was also due to a decrease in rents paid in advance and deposits. The decrease was partially offset by an increase in accounts payable at March 31, 2003, as compared to December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $749,797 during the quarter ended March 31, 2003, as compared to $728,091 during the same period of 2002. Rental revenues increased during 2003 because the Partnership acquired a Property in Houston, Texas in June 2002.

         The Partnership also earned $109,281 attributable to net income earned by joint ventures during the quarter ended March 31, 2003, as compared to $109,916 during the same period of 2002.

         Operating expenses, including depreciation and amortization expense, were $216,637 during the quarter ended March 31, 2003, as compared to $210,505 during the same period of 2002. The increase in operating expenses during 2003 was due to an increase in depreciation expense as a result of the acquisition of the Property in Houston, Texas in June 2002.

         During the year ended December 31, 2002, the Partnership identified and sold three Properties that were classified as Discontinued Operations in the accompanying financial statements. In addition, in January 2003, the Partnership identified for sale its Property in Bartlesville, Oklahoma. As a result, the Partnership reclassified the asset from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. In addition, the Partnership stopped recording depreciation once the Property was identified for sale. The Partnership recognized net rental income (rental revenues less Property related expenses) of $40,436 during the quarter ended March 31, 2002 relating to these four Properties. The Partnership sold the Property in Redlands, California during the first quarter of 2002 and recognized a gain on disposal of discontinued operations of $301,828. The Partnership sold its Properties in Medina, Ohio and Stratford, New Jersey subsequent to March 31, 2002. The Partnership recognized net rental income of $23,799 during the quarter ended March 31, 2003 relating to the Property in Bartlesville, Oklahoma. As of May 6, 2003 the Partnership had not sold this Property.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

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

Item 2.  Changes in Securities.   Inapplicable.
         ----------------------

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

                (b)      Reports on Form 8-K

                         No reports on From 8-K were filed during the quarter entered March 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of May, 2003.


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

Date:  May 12, 2003


/s/ James M. Seneff, Jr.
---------------------------
 James M. Seneff, Jr.
Chief Executive Officer

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

Date:  May 12, 2003


/s/ Robert A. Bourne
---------------------------
Robert A. Bourne
President and Treasurer

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