Form 10-Q
period 2003-06-30
CNL INCOME FUND XV LTD
filed 2003-08-13
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2003
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ___________________ to ____________________

                             Commission file number
                                     0-26216
                     ---------------------------------------


                            CNL Income Fund XV, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                                            59-3198888
---------------------------------------             ----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


    450 South Orange Avenue
    Orlando, Florida                                         32801
----------------------------------------            ----------------------------
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number
(including area code)                                 (407) 540-2000
                                                   -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____ ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):Yes___ No X

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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               June 30,             December 31,
                                                                                 2003                   2002
                                                                          -------------------    -------------------

                             ASSETS

   Real estate properties with operating leases, net                           $  21,280,436          $  21,447,308
   Net investment in direct financing leases                                       3,955,137              4,010,336
   Real estate held for sale                                                              --                558,990
   Investment in joint ventures                                                    4,435,425              4,455,920
   Cash and cash equivalents                                                       2,713,578              2,317,004
   Receivables, less allowance for doubtful
       accounts of $1,068 in 2002                                                      1,138                 37,849
   Accrued rental income less allowance for doubtful
       accounts of $27,005 in 2003 and 2002                                        1,918,976              1,857,219
   Other assets                                                                       40,735                 42,906
                                                                          -------------------    -------------------
                                                                               $  34,345,425          $  34,727,532
                                                                          ===================    ===================

                LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $     12,479            $     6,985
   Real estate taxes payable                                                           5,596                  2,109
   Distributions payable                                                             800,000                900,000
   Due to related parties                                                             15,491                 20,605
   Rents paid in advance and deposits                                                 79,363                163,197
                                                                          -------------------    -------------------
       Total liabilities                                                             912,929              1,092,896

   Partners' capital                                                              33,432,496             33,634,636
                                                                          -------------------    -------------------
                                                                               $  34,345,425          $  34,727,532
                                                                          ===================    ===================




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                             Quarter Ended                  Six Months Ended
                                                               June 30,                         June 30,
                                                         2003            2002            2003             2002
                                                     -------------  ---------------  --------------   --------------

Revenues:
    Rental income from operating leases                 $ 638,775       $  614,372     $ 1,276,749      $ 1,226,473
    Earned income from direct financing leases            111,042          114,031         222,865          228,691
    Contingent rental income                                   --               --             297            1,911
    Interest and other income                               1,588           10,415           3,025           17,385
                                                     -------------  ---------------  --------------   --------------
                                                          751,405          738,818       1,502,936        1,474,460
                                                     -------------  ---------------  --------------   --------------
Expenses:
    General operating and administrative                   60,179           71,574         142,455          154,527
    Property related                                        3,328            6,642           6,174           10,296
    Management fees to related parties                      8,986            8,236          17,981           17,346
    State and other taxes                                     252            3,646          38,595           40,230
    Depreciation and amortization                          84,175           81,112         168,352          160,517
                                                     -------------  ---------------  --------------   --------------
                                                          156,920          171,210         373,557          382,916
                                                     -------------  ---------------  --------------   --------------
Income Before Equity in Earnings of Joint
    Ventures                                              594,485          567,608       1,129,379        1,091,544

Equity in Earnings of Joint Ventures                      109,524          111,892         218,805          221,808
                                                     -------------  ---------------  --------------   --------------
Income from Continuing Operations                         704,009          679,500       1,348,184        1,313,352
                                                     -------------  ---------------  --------------   --------------
Discontinued Operations:
    Income (loss) from discontinued operations             25,877           (2,906 )        49,676           37,530
    Gain on disposal of discontinued operations                --               --              --          301,828
                                                     -------------  ---------------  --------------   --------------
                                                           25,877           (2,906 )        49,676          339,358
                                                     -------------  ---------------  --------------   --------------
Net Income                                              $ 729,886       $  676,594     $ 1,397,860      $ 1,652,710
                                                     =============  ===============  ==============   ==============
Income Per Limited Partner Unit
    Continuing operations                                $   0.17        $    0.17       $    0.34        $    0.33
    Discontinued operations                                  0.01               --            0.01             0.08
                                                     -------------  ---------------  --------------   --------------
                                                         $   0.18        $    0.17       $    0.35        $    0.41
                                                     =============  ===============  ==============   ==============
Weighted Average Number of Limited
    Partner Units Outstanding                           4,000,000        4,000,000       4,000,000        4,000,000
                                                     =============  ===============  ==============   ==============


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                                           Six Months Ended           Year Ended
                                                                               June 30,              December 31,
                                                                                 2003                    2002
                                                                         ---------------------     ------------------


General partners:
    Beginning balance                                                          $      174,788           $    174,788
    Net income                                                                             --                     --
                                                                         ---------------------     ------------------
                                                                                      174,788                174,788
                                                                         ---------------------     ------------------

Limited partners:
    Beginning balance                                                              33,459,848             33,725,703
    Net income                                                                      1,397,860              3,034,145
    Distributions ($0.40 and $0.83 per limited
       partner unit, respectively)                                                 (1,600,000 )           (3,300,000 )
                                                                         ---------------------     ------------------
                                                                                   33,257,708             33,459,848
                                                                         ---------------------     ------------------
Total partners' capital                                                       $    33,432,496          $  33,634,636
                                                                         =====================     ==================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Six Months Ended
                                                                                   2003                2002
                                                                              ----------------     --------------

  Increase (Decrease) in Cash and Cash Equivalents

      Net Cash Provided by Operating Activities                                  $  1,537,584        $ 1,532,307
                                                                              ----------------     --------------

      Cash Flows from Investing Activities:
         Proceeds from sale of assets                                                 558,990          1,300,882
         Additions to real estate properties with
            operating leases                                                               --         (1,215,441 )
         Increase in restricted cash                                                       --         (1,296,422 )
         Decrease in restricted cash                                                       --          1,215,620
         Investment in joint venture                                                       --            (34,876 )
                                                                              ----------------     --------------
            Net cash provided by (used in) investing
                activities                                                            558,990            (30,237 )
                                                                              ----------------     --------------
      Cash Flows from Financing Activities:
         Distributions to limited partners                                         (1,700,000 )       (1,600,000 )
                                                                              ----------------     --------------
            Net cash used in financing activities                                  (1,700,000 )       (1,600,000 )
                                                                              ----------------     --------------

  Net Increase (Decrease) in Cash and Cash Equivalents                                396,574            (97,930 )

  Cash and Cash Equivalents at Beginning of Period                                  2,317,004          1,364,668
                                                                              ----------------     --------------
  Cash and Cash Equivalents at End of Period                                     $  2,713,578        $ 1,266,738
                                                                              ================     ==============
  Supplemental Schedule of Non-Cash Financing
      Activities:

         Distributions declared and unpaid at end of
            period                                                                $   800,000         $  800,000
                                                                              ================     ==============

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


1.   Basis of Presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

     These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XV, Ltd. (the "Partnership") for the year ended December 31, 2002.

     In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.   Reclassification:

     Certain  items  in  the  prior  year's   financial   statements  have  been
     reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


3.   Discontinued Operations:

     During 2002, the Partnership identified and sold three properties that were classified as Discontinued Operations in the accompanying financial statements. One of the properties became vacant prior to 2002. In January 2003, the Partnership identified another property for sale. In June 2003, the Partnership sold its property in Bartlesville, Oklahoma and recorded no gain or loss on disposal of assets during the quarter and six months ended June 30, 2003. The Partnership had recorded provisions for write-down of assets relating to this property in previous years.

     The operating results of the discontinued operations for these properties are as follows:


                                                    Quarter Ended June 30,        Six Months Ended June 30,
                                                      2003           2002             2003           2002
                                                  -------------  -------------   ---------------  ------------

              Rental revenues                      $    25,928     $   15,686      $     53,709    $   63,336
              Expenses                                     (51 )       (9,968 )          (4,033 )     (17,182 )
              Provision for write-down of
                  assets                                    --         (8,624 )              --        (8,624 )
                                                  -------------  -------------   ---------------  ------------
              Income (loss) from discontinued
                  operations                      $     25,877     $   (2,906 )    $     49,676    $  $37,530
                                                  =============  =============   ===============  ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2002, the Partnership owned 38 Properties directly and 10 Properties indirectly through joint venture or tenancy in common arrangements. As of June 30, 2003, the Partnership owned 35 Properties directly and ten Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $1,537,584 and $1,532,307 for the six months ended June 30, 2003 and 2002, respectively. Other sources and uses of cash included the following during the six months ended June 30, 2003.

         In June  2003,  the  Partnership  sold its  Property  in  Bartlesville,
Oklahoma to a third party and received net sales proceeds of approximately $559,000 resulting in no gain or loss on disposal of assets during the quarter and six months ended June 30, 2003. The Partnership had recorded provisions for write-down of assets in previous years relating to this asset. The Partnership intends to reinvest these proceeds in an additional Property.

         At June 30, 2003, the Partnership had $2,713,578 in cash and cash equivalents, as compared to $2,317,004 at December 31, 2002. At June 30, 2003, these funds were held in demand deposit accounts at commercial banks. The increase in cash and cash equivalents at June 30, 2003, as compared to December 31, 2002, was due to the Partnership holding the sales proceeds from the sale of the Property in Bartlesville, Oklahoma, pending reinvestment in an additional
Property. The increase was partially offset as a result of the Partnership paying a special distribution to the limited partners in 2003, which was accrued at December 31, 2002, of $100,000 of cumulative excess operating reserves. The funds remaining at June 30, 2003, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $1,600,000 for each of the six months ended June 30, 2003 and 2002 ($800,000 for each applicable quarter). This represents distributions of $0.40 per unit for each of the six months ended June 30, 2003 and 2002 ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2003 and 2002. No amounts distributed to the limited partners for the six months ended June 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $912,929 at June 30, 2003, as compared to $1,092,896 at December 31, 2002.
The decrease in liabilities was primarily a result of the payment of a special distribution to the limited partners during the six months ended June 30, 2003, that was accrued at December 31, 2002. The special distribution of $100,000 represented cumulative, excess operating reserves. The decrease in liabilities during the six months ended June 30, 2003 was also due to a decrease in rents paid in advance and deposits. The decrease was partially offset by an increase in accounts payable at June 30, 2003, as compared to December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $1,499,614 during the six months ended June 30, 2003, as compared to $1,455,164 during the same period of 2002, $749,817 and $728,403 of which were earned during the second quarters of 2003 and 2002, respectively. Rental revenues increased during the quarter and six months ended June 30, 2003 because the Partnership acquired a Property in Houston, Texas in June 2002.

         The Partnership also earned $3,025 attributable to interest and other income during the six months ended June 30, 2003, as compared to $17,385 during the same period of 2002, $1,588 and $10,415 of which were earned during the quarters ended June 30, 2003 and 2002, respectively. Interest and other income were higher during the quarter and six months ended June 30, 2002 due to the Partnership holding the proceeds from the sale of the Property in Redlands, California in an interest bearing bank account pending reinvestment in an additional Property.

         The Partnership also earned $218,805 attributable to net income earned by joint ventures during the six months ended June 30, 2003, as compared to $221,808 during the same period of 2002, $109,524 and $111,892 of which were earned during the quarters ended June 30, 2003 and 2002, respectively.

         Operating expenses, including depreciation and amortization expense, were $373,557 during the six months ended June 30, 2003, as compared to $382,916 during the same period of 2002, $156,920 and $171,210 of which were incurred during the quarters ended June 30, 2003 and 2002, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 2003 was due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease during 2003 was partially offset by an increase in depreciation expense as a result of the acquisition of the Property in Houston, Texas in June 2002.

         During the year ended December 31, 2002, the Partnership identified and sold three Properties that were classified as Discontinued Operations in the accompanying financial statements. In addition, in January 2003, the Partnership identified for sale its Property in Bartlesville, Oklahoma. The Partnership recognized a net rental loss (rental revenues less Property related expenses and provision for write-down of assets) of $2,906 and net rental income of $37,530 during the quarter and six months ended June 30, 2002, respectively, relating to these four Properties. The Partnership sold the Property in Redlands, California during the six months ended June 30, 2002 and recognized a gain on disposal of discontinued operations of $301,828. The Partnership sold its Properties in Medina, Ohio and Stratford, New Jersey in September and December 2002, respectively. In June 2003, the Partnership sold its Property in Bartlesville, Oklahoma and recorded no gain or loss on the disposal. The Partnership had recorded provisions for write-down of assets in previous years relating to this Property. The Partnership recognized net rental income of $25,877 and $49,676 during the quarter and six months ended June 30, 2003, relating to this Property.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

ITEM     3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.


ITEM     4. CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

               31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

               31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

               32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

               32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

        (b)    Reports on Form 8-K

               No reports on From 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of August, 2003.


                                            CNL INCOME FUND XV, LTD.

                                            By:  CNL REALTY CORPORATION
                                                 General Partner


                                            By:  /s/ James M. Seneff, Jr.
                                                 ---------------------------
                                                 JAMES M.SENEFF, JR.
                                                 Chief  Executive  Officer
                                                 (Principal Executive Officer)

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

                     31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C.
                              Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C.
                              Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2