Form 10-Q
period 2003-09-30
CNL INCOME FUND XV LTD
filed 2003-11-13
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

   (X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                    September 30, 2003
                                     ----------------------------------------

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


                            CNL Income Fund XV, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                            59-3198888
------------------------------------                 -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                             Identification No.)


450 South Orange Avenue
Orlando, Florida                                                32801
------------------------------------                 -------------------------
      (Address of principal executive offices)               (Zip Code)


Registrant's telephone number
(including area code)                                       (407) 540-2000
                                                     -------------------------


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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS



                                                                            September 30,           December 31,
                                                                                 2003                   2002
                                                                          -------------------    -------------------

                             ASSETS

   Real estate properties with operating leases, net                           $  21,197,000          $  21,447,308
   Net investment in direct financing leases                                       3,926,344              4,010,336
   Real estate held for sale                                                              --                558,990
   Investment in joint ventures                                                    4,415,029              4,455,920
   Cash and cash equivalents                                                       2,792,506              2,317,004
   Receivables, less allowance for doubtful
       accounts of $1,068 in 2002                                                        273                 37,849
   Accrued rental income less allowance for doubtful
       accounts of $27,005 in 2003 and 2002                                        1,949,726              1,857,219
   Other assets                                                                       50,384                 42,906
                                                                          -------------------    -------------------

                                                                               $  34,331,262          $  34,727,532
                                                                          ===================    ===================

                LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                        $     15,753            $     6,985
   Real estate taxes payable                                                           8,368                  2,109
   Distributions payable                                                             800,000                900,000
   Due to related parties                                                             21,855                 20,605
   Rents paid in advance and deposits                                                155,227                163,197
                                                                          -------------------    -------------------
       Total liabilities                                                           1,001,203              1,092,896

   Partners' capital                                                              33,330,059             33,634,636
                                                                          -------------------    -------------------

                                                                               $  34,331,262          $  34,727,532
                                                                          ===================    ===================



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                             Quarter Ended                 Nine Months Ended
                                                             September 30,                   September 30,
                                                         2003            2002            2003             2002
                                                     -------------  ---------------  --------------   --------------

Revenues:
    Rental income from operating leases                 $ 636,934       $  656,947     $ 1,913,683      $ 1,883,420
    Earned income from direct financing leases            110,239          113,316         333,104          342,007
    Contingent rental income                                   --               --             297            1,911
    Interest and other income                               1,015            3,069           4,040           20,454
                                                     -------------  ---------------  --------------   --------------
                                                          748,188          773,332       2,251,124        2,247,792
                                                     -------------  ---------------  --------------   --------------

Expenses:
    General operating and administrative                   57,077           66,963         199,532          221,490
    Property related                                        9,203            3,258          15,377           13,554
    Management fees to related parties                      8,714            9,240          26,695           26,586
    State and other taxes                                      94               --          38,689           40,230
    Depreciation and amortization                          84,171           84,056         252,523          244,573
                                                     -------------  ---------------  --------------   --------------
                                                          159,259          163,517         532,816          546,433
                                                     -------------  ---------------  --------------   --------------

Income Before Equity in Earnings of Joint
    Ventures                                              588,929          609,815       1,718,308        1,701,359

Equity in Earnings of Joint Ventures                      108,634          109,591         327,439          331,399
                                                     -------------  ---------------  --------------   --------------

Income from Continuing Operations                         697,563          719,406       2,045,747        2,032,758
                                                     -------------  ---------------  --------------   --------------

Discontinued Operations:
    Income from discontinued operations                        --           44,292          49,676           81,822
    Gain (loss) on disposal of discontinued
       operations                                              --           (1,595 )            --          300,233
                                                     -------------  ---------------  --------------   --------------
                                                               --           42,697          49,676          382,055
                                                     -------------  ---------------  --------------   --------------

Net Income                                              $ 697,563       $  762,103     $ 2,095,423      $ 2,414,813
                                                     =============  ===============  ==============   ==============
                                                                                     ==============   ==============

Income Per Limited Partner Unit
    Continuing operations                                $   0.17        $    0.18       $    0.51        $    0.51
    Discontinued operations                                    --             0.01            0.01             0.09
                                                     -------------  ---------------  --------------   --------------
                                                         $   0.17        $    0.19       $    0.52        $    0.60
                                                     =============  ===============  ==============   ==============

Weighted Average Number of Limited
    Partner Units Outstanding                           4,000,000        4,000,000       4,000,000        4,000,000
                                                     =============  ===============  ==============   ==============

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Nine Months Ended           Year Ended
                                                                            September 30,            December 31,
                                                                                 2003                    2002
                                                                         ---------------------     ------------------

General partners:
    Beginning balance                                                          $      174,788           $    174,788
    Net income                                                                             --                     --
                                                                         ---------------------     ------------------
                                                                                      174,788                174,788
                                                                         ---------------------     ------------------

Limited partners:
    Beginning balance                                                              33,459,848             33,725,703
    Net income                                                                      2,095,423              3,034,145
    Distributions ($0.60 and $0.83 per limited
       partner unit, respectively)                                                 (2,400,000 )           (3,300,000 )
                                                                         ---------------------     ------------------
                                                                                   33,155,271             33,459,848
                                                                         ---------------------     ------------------

Total partners' capital                                                       $    33,330,059          $  33,634,636
                                                                         =====================     ==================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   2003                2002
                                                                              ----------------     --------------

  Net Cash Provided by Operating Activities                                      $  2,416,512        $ 2,396,060
                                                                              ----------------     --------------

  Cash Flows from Investing Activities:
      Proceeds from sale of assets                                                    558,990          1,696,086
      Additions to real estate properties with
         operating leases                                                                  --         (1,215,441 )
      Increase in restricted cash                                                          --         (1,296,422 )
      Decrease in restricted cash                                                          --          1,302,392
      Investment in joint venture                                                          --            (34,876 )
                                                                              ----------------     --------------
            Net cash provided by investing activities                                 558,990            451,739
                                                                              ----------------     --------------

  Cash Flows from Financing Activities:
      Distributions to limited partners                                            (2,500,000 )       (2,400,000 )
                                                                              ----------------     --------------
         Net cash used in financing activities                                     (2,500,000 )       (2,400,000 )
                                                                              ----------------     --------------

  Net Increase in Cash and Cash Equivalents                                           475,502            447,799

  Cash and Cash Equivalents at Beginning of Period                                  2,317,004          1,364,668
                                                                              ----------------     --------------

  Cash and Cash Equivalents at End of Period                                     $  2,792,506        $ 1,812,467
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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


1.   Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

     These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XV, Ltd. (the "Partnership") for the year ended December 31, 2002.

     In January 2003, the Financial Accounting and Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


     In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


2.   Reclassification

     Certain  items  in  the  prior  year's   financial   statements  have  been
     reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.   Discontinued Operations

     During 2002, the Partnership identified and sold three properties that were classified as Discontinued Operations in the accompanying financial statements. One of the properties became vacant prior to 2002. In January 2003, the Partnership identified another property for sale. In June 2003, the Partnership sold its property in Bartlesville, Oklahoma and recorded no gain or loss on disposal of assets during the quarter and nine months ended September 30, 2003. The Partnership had recorded provisions for write-down of assets relating to this property in previous years.

     The operating results of the discontinued operations for these properties are as follows:

                                                         Quarter Ended           Nine Months Ended September
                                                         September 30,                       30,
                                                      2003           2002             2003           2002
                                                  -------------  -------------   ---------------  ------------

              Rental revenues                           $   --      $  47,579        $   53,709     $ 110,915
              Expenses                                      --         (3,287 )          (4,033 )     (20,469 )
              Provision for write-down of
                  assets                                    --             --                --        (8,624 )
                                                  -------------  -------------   ---------------  ------------
              Income from discontinued
                  operations                            $   --      $  44,292        $   49,676      $ 81,822
                                                  =============  =============   ===============  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2002, the Partnership owned 37 Properties directly and ten Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2003, the Partnership owned 35 Properties directly and ten Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

        Cash from operating activities was $2,416,512 and $2,396,060 for the nine months ended September 30, 2003 and 2002, respectively. Other sources and uses of cash included the following during the nine months ended September 30, 2003.

        In June  2003,  the  Partnership  sold  its  Property  in  Bartlesville,
Oklahoma to a third party and received net sales proceeds of approximately $559,000 resulting in no gain or loss on disposal of assets during the nine months ended September 30, 2003. The Partnership had recorded provisions for write-down of assets in previous years relating to this asset. The Partnership intends to reinvest these proceeds in an additional Property.

        At September 30, 2003, the Partnership had $2,792,506 in cash and cash equivalents, as compared to $2,317,004 at December 31, 2002. At September 30, 2003, these funds were held in demand deposit accounts at commercial banks. The increase in cash and cash equivalents at September 30, 2003, as compared to December 31, 2002, was due to the Partnership holding the sales proceeds from the 2003 sale of the Property in Bartlesville, Oklahoma, pending reinvestment in an additional Property. The increase was partially offset as a result of the Partnership paying a special distribution to the limited partners in 2003, which was accrued at December 31, 2002, of $100,000 of cumulative excess operating reserves. The funds remaining at September 30, 2003, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

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

        The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $2,400,000 for each of the nine months ended September 30, 2003 and 2002 ($800,000 for each applicable quarter). This represents distributions of $0.60 per unit for each of the nine months ended September 30, 2003 and 2002 ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2003 and 2002. No amounts distributed to the limited partners for the nine months ended September 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

        Total liabilities, including distributions payable, were $1,001,203 at September 30, 2003, as compared to $1,092,896 at December 31, 2002. The decrease in liabilities was primarily a result of the payment of a special distribution to the limited partners during the nine months ended September 30, 2003, that was accrued at December 31, 2002. The special distribution of $100,000 represented cumulative, excess operating reserves. The decrease in liabilities during the nine months ended September 30, 2003 was also due to a decrease in rents paid in advance and deposits. The decrease was partially offset by an increase in accounts payable and real estate taxes payable at September 30, 2003, as compared to December 31, 2002. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

        The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

        Total rental revenues were $2,246,787 during the nine months ended September 30, 2003, as compared to $2,225,427 during the same period of 2002, $747,173 and $770,263 of which were earned during the third quarters of 2003 and 2002, respectively. Rental revenues increased during the nine months ended September 30, 2003 because the Partnership acquired a Property in Houston, Texas in June 2002. Rental revenues were impacted during the quarter and nine months ended September 30, 2002 primarily because the Partnership collected and recognized as income amounts related to the Property in Albuquerque, New Mexico which had been reserved in a prior year.

        The Partnership also earned $4,040 attributable to interest and other income during the nine months ended September 30, 2003, as compared to $20,454 during the same period of 2002, $1,015 and $3,069 of which were earned during the quarters ended September 30, 2003 and 2002, respectively. Interest and other income were higher during the quarter and nine months ended September 30, 2002 primarily due to the Partnership holding the proceeds from the sale of the Property in Redlands, California in an interest bearing bank account pending reinvestment in an additional Property. In June 2002, the Partnership reinvested the sales proceeds in a Property in Houston, Texas.

        The Partnership also earned $327,439 attributable to net income earned by joint ventures during the nine months ended September 30, 2003, as compared to $331,399 during the same period of 2002, $108,634 and $109,591 of which were earned during the quarters ended September 30, 2003 and 2002, respectively. Net income earned by joint ventures during the nine months ended September 30, 2003, as compared to the same period of 2002, remained constant as there was no change in the leased Property portfolio owned by the joint ventures and tenancies in common.

        Operating expenses, including depreciation and amortization expense, were $532,816 during the nine months ended September 30, 2003, as compared to $546,433 during the same period of 2002, $159,259 and $163,517 of which were incurred during the quarters ended September 30, 2003 and 2002, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 2003 was due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease during 2003 was partially offset by an increase in depreciation expense as a result of the acquisition of the Property in Houston, Texas in June 2002.

        During the year ended December 31, 2002, the Partnership identified and sold three Properties that were classified as Discontinued Operations in the accompanying financial statements. In addition, in January 2003, the Partnership identified for sale its Property in Bartlesville, Oklahoma. The Partnership recognized net rental income (rental revenues less Property related expenses and provision for write-down of assets) of $44,292 and $81,822 during the quarter and nine months ended September 30, 2002, respectively, relating to these four Properties. The Partnership sold its Properties in Redlands, California and Medina, Ohio during the nine months ended September 30, 2002 and recognized a loss on disposal of discontinued operations of approximately $1,600 related to the Property in Medina, Ohio during the quarter ended September 30, 2002 and a net gain on disposal of discontinued operations of $300,233 for the nine months ended September 30, 2002. The Partnership sold its Property in Stratford, New Jersey in December 2002. In June 2003, the Partnership sold its Property in Bartlesville, Oklahoma and recorded no gain or loss on the disposal. The Partnership had recorded provisions for write-down of assets in previous years relating to this Property. The Partnership recognized net rental income of $49,676 during the nine months ended September 30, 2003, relating to this Property.

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

        In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.


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

               (b) Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of November, 2003.


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