Form 10-K
period 2003-12-31
CNL INCOME FUND XV LTD
filed 2004-03-30
CIK 913057

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

         As of December 31, 2000, the Partnership owned 40 Properties directly, which included 14 wholly owned Properties consisting of only land, and owned nine Properties indirectly through joint venture or tenancy in common arrangements. During the year ended December 31, 2001, the Partnership sold its Property in Greer, South Carolina and accepted a promissory note in the principal sum of $467,000 which the Partnership collected in its entirety during 2001. In addition, during 2001, the Partnership sold its Properties in Woodland Hills and Altadena, California. The Partnership used the net sales proceeds from the sales of these Properties, a portion of the net sales from the sale of the Property in Greer, South Carolina, and a portion of the amount received from the promissory note, to invest in a Property in Blue Springs, Missouri with CNL Income Fund XIII, Ltd., a Florida limited partnership and an affiliate of the General Partners as tenants-in-common and to invest in a Property in Houston, Texas. In addition, during 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas. The Partnership and the other joint venture partner each received $400,000 representing a return of capital from the net sales proceeds and used the proceeds to invest in a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with an affiliate of the General Partners to construct and hold one Property. During 2002, the Partnership sold its Properties in Redlands, California, Medina, Ohio, and Stratford, New Jersey and reinvested the majority of the net sales proceeds from the sale of the Property in Redlands, California in a Property in Houston, Texas. During 2003, the Partnership sold its Property in Bartlesville, Oklahoma to the tenant and used a portion of the net sales proceeds to invest in a Property in Dalton, Georgia with CNL Income Fund VI, Ltd., CNL Income Fund XI, Ltd., and CNL Income Fund XVI, Ltd., each a Florida limited partnership and an affiliate of the General Partners as tenants-in-common. In addition, during 2003, the Partnership used the remaining net sales proceeds from the sale of the Properties in Redlands, California, Medina, Ohio and Stratford, New Jersey, a portion of the net sales proceeds from the sale of the Property in Bartlesville, Oklahoma and the remaining amount received from the promissory note to invest in a Property in Tucker, Georgia with CNL Income Fund X, Ltd., CNL Income Fund XIII, Ltd., and CNL Income Fund XIV, Ltd., each a Florida limited partnership and a affiliate of the General Partners as tenants-in-common.

         As of December 31, 2003, the Partnership owned 35 Properties directly, which included 13 wholly owned Properties consisting of only land, and held interests in seven Properties owned by joint ventures in which the Partnership is a co-venturer and five Properties owned with affiliates as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income taxes. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership, the joint ventures, in which the Partnership is a co-venturer and the Properties owned with affiliates as tenants-in-common, provide for initial terms ranging from 10 to 20 years (the average being 18 years) and expire between 2009 and 2023. Generally, the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $25,200 to $259,900. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the third or sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five successive five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 38 of the Partnership's 47 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

         During 2003, the Partnership reinvested a portion of the net sales proceeds from the sale of its Property in Bartlesville, Oklahoma in a Property in Dalton, Georgia, as tenants-in-common, with CNL Income Fund VI, Ltd., CNL Income Fund XI, Ltd., and CNL Income Fund XVI, Ltd. In addition, the Partnership reinvested the remaining net sales proceeds from the sale of its Properties in Redlands, California, Medina, Ohio and Stratford, New Jersey, a portion of the net sales proceeds from the sale of the Property in Bartlesville, Oklahoma and the remaining amount received from a promissory note in a Property in Tucker, Georgia, as tenants-in-common, with CNL Income Fund X, Ltd., CNL Income Fund XIII, Ltd., and CNL Income Fund XIV, Ltd. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the General Partners. The lease terms for these Properties are substantially the same as the Partnership's other leases, as described above.

         In March 2004, the Partnership entered into an agreement to provide temporary and partial rent relief to a tenant who is experiencing liquidity difficulties. The Partnership anticipates lowering rent over the next twelve months on the one lease the tenant has with the Partnership will provide the necessary relief to the tenant. Rental payment terms go back to the original terms starting with the thirteenth month. The deferred rent is due in equal monthly payments beginning January 2005 and continuing for 60 months thereafter. The General Partners do not believe that this temporary decline in cash flows will have a material adverse effect on the operating results of the Partnership.

Major Tenants

         During 2003, three lessees of the Partnership, Flagstar Enterprises, Inc., Checkers Drive-In Restaurants, Inc., and Golden Corral Corporation, each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from Properties owned by joint ventures and Properties owned with affiliates as tenants-in-common). As of December 31, 2003, Flagstar Enterprises, Inc. was the lessee under leases relating to seven restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 13 restaurants and Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than 10% of the Partnership's total rental revenues in 2004. In addition, four Restaurant Chains, Hardee's, Checker's, Long John Silver's, and Golden Corral Buffet and Grill ("Golden Corral"), each accounted for more than 10% of the Partnership's total rental revenues during 2003 (including the Partnership's share total of rental revenues from Properties owned by joint ventures and Properties owned with affiliates as tenants-in-common). In 2004, it is anticipated that these four Restaurant Chains each will continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or group of affiliated tenants lease Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2003:

               Entity Name             Year      Ownership               Partners                    Property

      Wood-Ridge Real Estate Joint     1996       50.00%      CNL Income Fund XIV, Ltd.        Murfreesboro, TN
           Venture                                                                             Raleigh, NC
                                                                                               Blaine, MN
                                                                                               Matthews, NC
                                                                                               Anniston, AL

      CNL Income Fund IV, Ltd., CNL    1996       16.00%      CNL Income Fund IV, Ltd.         Clinton, NC
           Income Fund VI, Ltd.,                              CNL Income Fund VI, Ltd.
           CNL Income Fund X, Ltd.                            CNL Income Fund X, Ltd.
           and CNL Income Fund XV,
           Ltd., Tenants in Common

      CNL Income Fund VI, Ltd., and    1998       15.00%      CNL Income Fund VI, Ltd.         Ft Myers, FL
           CNL Income Fund XV,
           Ltd., Tenants in Common

      TGIF Pittsburgh Joint Venture    2000       23.62%      CNL Income Fund VII, Ltd.        Homestead, PA
                                                              CNL Income Fund XVI, Ltd.
                                                              CNL Income Fund XVIII, Ltd.

      CNL Income Fund XIII, Ltd.       2001       59.00%      CNL Income Fund XIII, Ltd.       Blue Springs, MO
           and CNL Income Fund XV,
           Ltd., Tenants in Common

      CNL VII, XV Columbus Joint       2001       31.25%      CNL Income Fund VII, Ltd.        Columbus, GA
           Venture


               Entity Name             Year      Ownership               Partners                    Property

      CNL Income Fund X, Ltd., CNL     2003       68.00%      CNL Income Fund X, Ltd.          Tucker, GA
           Income Fund XIII, Ltd.,                            CNL Income Fund XIII, Ltd.
           CNL Income Fund XIV,                               CNL Income Fund XIV, Ltd.
           Ltd., and CNL Income
           Fund XV, Ltd., Tenants
           in Common

      CNL Income Fund VI, Ltd., CNL    2003       17.00%      CNL Income Fund VI, Ltd.         Dalton, GA
           Income Fund XI, Ltd.,                              CNL Income Fund XI, Ltd.
           CNL Income Fund XV,                                CNL Income Fund XVI, Ltd.
           Ltd., and CNL Income
           Fund XVI, Ltd., Tenants
           in Common

         Wood-Ridge Real Estate Joint Venture holds five Properties, however, all other joint ventures or tenancies in common were formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership shares management control equally with the affiliates of the General Partners

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the entity or Property. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the entity or Property.

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

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

         During 2003, the Partnership reinvested a portion of the net sales proceeds from the sale of its Property in Bartlesville, Oklahoma in a Property in Dalton, Georgia, as tenants-in-common, with CNL Income Fund VI, Ltd., CNL Income Fund XI, Ltd., and CNL Income Fund XVI, Ltd. In addition, the Partnership reinvested the remaining net sales proceeds from the sale of its Properties in Redlands, California, Medina, Ohio and Stratford, New Jersey, a portion of the net sales proceeds from the sale of the Property in Bartlesville, Oklahoma and the remaining amount received from a promissory note in a Property in Tucker, Georgia, as tenants-in-common, with CNL Income Fund X, Ltd., CNL Income Fund XIII, Ltd., and CNL Income Fund XIV, Ltd. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the General Partners.

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

Certain Management Services

         RAI Restaurants, Inc. (the "Advisor"), an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

         During 2003, CNL Capital Management, Inc., ("CCM"), a wholly owned subsidiary of CNL Financial Group, Inc., began providing certain strategic advisory services to the General Partners relative to the Partnership's business. CCM is not reimbursed for these services by the Partnership. CCM also began providing some accounting and portfolio management services to the Partnership during 2003, through a subcontract with the Advisor.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Employees

         The  Partnership   has  no  employees.   The  officers  of  CNL  Realty
Corporation, the officers and employees of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.), the parent company of the Advisor, and the officers and employees of CCM perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2.  Properties

         As of December 31, 2003, the Partnership owned 47 Properties. Of the 47 Properties, 35 are owned by the Partnership in fee simple, seven are owned indirectly through three joint venture arrangements and five are owned indirectly through tenancy in common arrangements. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement.

Description of Properties

         Land. The Partnership's Property sites range from approximately 15,600 to 137,700 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned, either directly or indirectly, by the Partnership as of December 31, 2003 by state.

          State                                         Number of Properties

          Alabama                                                   1
          Florida                                                  10
          Georgia                                                   7
          Kentucky                                                  1
          Minnesota                                                 1
          Mississippi                                               1
          Missouri                                                  2
          New Mexico                                                1
          North Carolina                                            4
          Ohio                                                      1
          Oklahoma                                                  1
          Pennsylvania                                              3
          South Carolina                                            4
          Tennessee                                                 4
          Texas                                                     5
          Virginia                                                  1
                                                               -------
          TOTAL PROPERTIES                                         47
                                                               =======

         Buildings. Each of the Properties includes a building that is one of a Restaurant Chain's approved designs. However, the buildings located on the 13 Checkers Properties owned by the Partnership are owned by the tenants. The Partnership's buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. The sizes of the buildings owned by the Partnership range from approximately 2,100 to 11,000 square feet. All buildings on the Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. Depreciation expense is computed for buildings and improvements using the straight-line method using depreciable lives of 40 years for federal income tax purposes.

         As of December 31, 2003, the aggregate cost of the Properties owned, either directly or indirectly, by the Partnership and joint ventures (including the Properties owned indirectly through tenancy in common arrangements) for federal income tax purposes was $27,882,047 and $15,527,623, respectively.

         The following table lists the Properties owned, either directly or indirectly, by the Partnership as of December 31, 2003 by Restaurant Chain.

               Restaurant Chain                           Number of Properties

                Bennigan's                                           2
                Boston Market                                        2
                Checkers                                            13
                Denny's                                              1
                Golden Corral                                        5
                Hardee's                                             7
                Jack in the Box                                      1
                Japan Express                                        1
                Long John Silver's                                   5
                O' Charley's                                         2
                Sonny's Bar-B-Q                                      1
                TGI Fridays                                          1
                Taco Bell                                            1
                Taco Cabana                                          2
                Wendy's                                              1
                Other                                                2
                                                                -------
                TOTAL PROPERTIES                                    47
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

         Leases. The Partnership leases the Properties to operators of Restaurant Chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance.

         The following is a schedule of the average rent per Property and occupancy rates for the years ended December 31:

                                      2003              2002             2001              2000              1999
                                  --------------    -------------    --------------    -------------     -------------
Rental Income (1)(2)                $ 3,653,941     $ 3,669,076       $ 3,528,678      $ 3,555,125        $3,568,289
Properties (2)                               47              46                47               48                50
Average Per Property                     77,743          79,763        $   75,078        $  74,065          $ 71,366
Occupancy Rate                             100%            100%               98%              92%               98%

(1) Rental income includes the Partnership's share of rental income from the Properties owned indirectly through joint venture arrangements and tenancy in common arrangements.

(2) Excludes Properties which were vacant at December 31 and did not generate rental revenues.

         The following is a schedule of lease expirations for leases in place as of December 31, 2003 for the next ten years and thereafter.

                                                                          Percentage of
                              Number            Annual Rental             Gross Annual
  Expiration Year           of Leases              Revenues               Rental Income
 ------------------      -----------------    -------------------       ------------------

         2004                          --               $      --                      --
         2005                          --                      --                      --
         2006                          --                      --                      --
         2007                          --                      --                      --
         2008                          --                      --                      --
         2009                           5                 576,568                  16.32%
         2010                          --                      --                      --
         2011                           3                 122,604                   3.47%
         2012                           2                 146,872                   4.15%
         2013                          --                      --                      --
         Thereafter                    36               2,688,240                  76.06%
                         -----------------    --------------------     -------------------
         Total (1)                     46           $   3,534,284                 100.00%
                         =================    ====================     ===================

         (1) Excludes one Property which was sold in 2004.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2003 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners, nor any affiliate of the Partnership, nor any of their respective Properties, is party to, or subject to, any material pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 12, 2004 there were 2,697 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2003, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2003, the price paid for any Unit transferred pursuant to the Plan ranged from $8.29 to $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2003 and 2002 other than pursuant to the Plan, net of commissions.

                                               2003 (1)                                  2002 (1)
                                 --------------------------------------    -------------------------------------
                                    High         Low           Average       High         Low          Average
                                 ----------    ---------     ----------    ---------    ---------    -----------
        First Quarter               $15.00        $6.00         $ 9.18        $6.45        $6.00         $ 6.08
        Second Quarter                7.79         6.00           7.27          (2)          (2)            (2)
        Third Quarter                 9.50         6.10           8.91         7.18         5.79           6.43
        Fourth Quarter                9.50         7.12           8.01          (2)          (2)            (2)

(1) A total of 36,609 and 16,339 Units were transferred other than pursuant to the Plan for the years ended December 31, 2003 and 2002, respectively. (2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the partnership agreement.

         For the year ended December 31, 2003, the Partnership declared cash distributions of $3,200,000 to the Limited Partners. For the year ended December 31, 2002, the Partnership declared cash distributions of $3,300,000 to the Limited Partners including a special distribution of $100,000 representing cumulative excess operating reserves. No amounts distributed to the Limited Partners for the years ended December 31, 2003 and 2002, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         As indicated in the chart below, distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                  Quarter Ended             2003              2002
              -----------------------   --------------   ---------------

              March 31                      $ 800,000         $ 800,000
              June 30                         800,000           800,000
              September 30                    800,000           800,000
              December 31                     800,000           900,000

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)     Not applicable.

Item 6. Selected Financial Data

Year ended December 31:                      2003             2002           2001             2000             1999
                                       ----------------- --------------- ---------------- --------------- ---------------

Continuing Operations (4):
      Revenues                             $  2,874,892     $ 2,830,904     $ 2,795,517    $  2,990,724     $ 3,308,442
      Equity in earnings of
         unconsolidated joint ventures          452,452         442,344         435,249         296,929         259,508
      Income from continuing
         operations (1)                       2,639,411       2,576,431       2,632,581       2,694,801       2,409,935

Discontinued Operations (4):
      Revenues                                  235,089         327,828         341,569         418,445         430,776
      Income (loss) from and gain
         (loss) on disposal of
         discontinued operations (2)            215,616         457,714           7,620         (70,386)        360,040

Net income                                    2,855,027       3,034,145       2,640,201       2,624,415       2,769,975

Income (loss) per Unit:
      Continuing operations                  $     0.66       $    0.64       $    0.66      $     0.67       $    0.60
      Discontinued operations                      0.05            0.12              --           (0.01)           0.09
                                       ----------------- ---------------- ---------------- -------------- ---------------
                                             $     0.71       $    0.76       $    0.66      $     0.66       $    0.69
                                       ================= ================ ================ =============  ===============


Cash distributions declared (3)            $  3,200,000     $ 3,300,000     $ 3,200,000     $ 3,200,000     $ 3,200,000

Cash distributions declared per
      Unit (3)                                     0.80            0.83            0.80            0.80            0.80

At December 31:
Total assets                              $  34,310,971    $ 34,727,532    $ 34,832,208    $ 34,465,658    $ 36,073,980
Total partners' capital                      33,289,663      33,634,636      33,900,491      34,460,290      35,035,875

(1) Income from continuing operations for the years ended December 31, 2001 and 2000, includes $418,754 and $38,003, respectively, from gain on sale of assets and for the year ended December 31, 1999, includes $165,503 from loss on sale of assets. Income for the years ended December 31, 2001 and 1999 includes $288,684 and $258,995, respectively, from provision for write-down of assets.

(2) Income (loss) from and gain (loss) on disposal of discontinued operations for the year ended December 31, 2002 includes $304,600 from aggregate gains on disposal of discontinued operations. Income (loss) from and gain (loss) on disposal of discontinued operations for the years ended December 31, 2002, 2001 and 2000 includes $138,222, $223,839 and $446,975, respectively, from provisions for write-down of assets.

(3) Distributions for the year ended December 31, 2002 includes a special distribution to the Limited Partners of $100,000 which represented cumulative excess operating reserves.

(4) Certain items in the prior years' financial data have been reclassified to conform to 2003 presentation. These reclassifications had no effect on net income. The results of operations relating to Properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented. The results of operations relating to Properties that were identified for sale as of December 31, 2001, but sold subsequently are reported as continuing operations.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on September 2, 1993, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $25,200 to $259,900. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase.

         As of December 31, 2001, the Partnership owned 38 Properties directly and ten Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2002, the Partnership owned 36 Properties directly and ten Properties indirectly through joint venture and tenancy in common arrangements. As of December 31, 2003, the Partnership owned 35 Properties directly and 12 Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $3,238,075, $3,355,765 and $3,097,228, for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in cash from operating activities during the year ended December 31, 2003, as compared to 2002, and the increase during the year ended December 31, 2002, as compared to the previous year, was a result of changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues and changes in operating and Property related expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2003, 2002 and 2001.

         In April 2001, the Partnership sold its Property in Greer, South Carolina and received net sales proceeds of $700,000 (consisting of $233,000 in cash and $467,000 in the form of a promissory note), resulting in a loss of $288,684, which the Partnership had recorded as a provision for write-down of assets at March 31, 2001. The promissory note, collateralized by a mortgage on the Property, bore interest at a rate of 10% per annum. The Partnership collected the outstanding principal and interest during 2001. In addition, in April 2001, the Partnership sold its Property in Woodland Hills, California to a third party and received net sales proceeds of approximately $1,253,700, resulting in a gain of approximately $246,700. In April 2001, the Partnership reinvested the net sales proceeds from the sale of these Properties in a Property in Blue Springs, Missouri, as tenants-in-common with CNL Income Fund XIII, Ltd., ("CNL XIII") a Florida limited partnership and an affiliate of the General Partners. The Partnership and CNL XIII, as tenants-in-common, acquired this Property from CNL BB Corp., an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership and CNL XIII, as tenants-in-common. The purchase price paid by the Partnership and CNL XIII, as tenants-in-common, represented the costs incurred by the affiliate to acquire and carry the Property. The Partnership contributed approximately $1,269,700 for a 59% interest in the profits and losses of the Property. The transaction relating to the sale of the Property in Woodland Hills, California and the reinvestment of the net sales proceeds was structured to qualify as a like-kind exchange transaction for federal income tax purposes.

         In May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas to the tenant for $800,000, in accordance with the purchase option under the lease agreement. The sale resulted in a loss to the joint venture of approximately $84,500. In connection with the sale, the joint venture received $200,000 in lease termination income in consideration for the joint venture releasing the tenant from its obligations under the lease. During 2001, the Partnership and the other joint venture partner each received approximately $400,000 representing a return of capital from the net sales proceeds.

         In August 2001, the Partnership used a portion of the amounts received as a return of capital, as described above, to enter into a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund VII, Ltd., a Florida limited partnership and affiliate of the General Partners, to construct one restaurant Property in Columbus, Georgia. During 2001, the Partnership contributed approximately $466,100 to purchase land and pay for its share of construction costs relating to the joint venture and contributed approximately $34,900 during 2002 to complete the construction. The Partnership has a 31.25% interest in the profits and losses of the joint venture.

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

         During 2002, the Partnership sold its Properties in Redlands, California, Medina, Ohio and Stratford, New Jersey to separate third parties and received aggregate net sales proceeds of $2,046,900 resulting in an aggregate gain on disposal of discontinued operations of $304,600. The Property in Stratford, New Jersey consisted of land only. The Partnership had recorded a provision for write-down of assets in the amount of $394,474 related to the Property in Medina, Ohio during 2000 because the tenant of the Property filed for bankruptcy and rejected its lease in 1998. The Partnership reinvested the proceeds from the sale of the Property in Redlands, California in a Property in Houston, Texas. The Partnership acquired this Property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Property. The transaction relating the sale of the Property and the reinvestment of the net sales proceeds was structured to qualify as a like-kind exchange transaction for federal income tax purposes. The Partnership used the proceeds from the sale of the other Properties to invest in additional joint venture Properties.

         In June  2003,  the  Partnership  sold its  Property  in  Bartlesville,
Oklahoma to a third party and received net sales proceeds of approximately $559,000 resulting in no gain or loss. The Partnership had recorded provisions for write-down of assets in previous years relating to this asset. In November 2003, the Partnership reinvested a portion of the proceeds in a Property in Dalton, Georgia with CNL Income Fund VI, Ltd., CNL Income Fund XI, Ltd. and CNL Income Fund XVI, Ltd. as tenants in common. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the General Partners. The Partnership and affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership contributed $323,000 for a 17% interest in the Property.

         In addition, in November 2003, the Partnership used a portion of the remaining net sales proceeds received from the sale of the Property in Greer, South Carolina and the Property in Redlands, California, the net sales proceeds received from the sale of the Property in Medina, Ohio and the Property in Stratford, New Jersey and the remaining net sales proceeds from the sale of the Property in Bartlesville, Oklahoma in a Property in Tucker, Georgia with CNL Income Fund X, Ltd., CNL Income Fund XIII, Ltd., and CNL Income Fund XIV, Ltd. as tenants in common. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the General Partners. The Partnership and affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership contributed approximately $1,045,000 for a 68% interest in the Property.

         During 2003, the Property in Lexington, Kentucky was destroyed by fire. The Property is covered by insurance held by the tenant. The General Partners anticipate that the insurance proceeds will exceed the net carrying value of the building.

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

         At December 31, 2003, the Partnership had $1,446,341 invested in cash and cash equivalents as compared to $2,317,004 at December 31, 2002. At December 31, 2003, these funds were held in demand deposit and money market accounts at commercial banks. The decrease in cash and cash equivalents was due to the fact that the Partnership reinvested the net sales proceeds received from the 2002 sales of the Properties in Medina, Ohio and Stratford, New Jersey in additional properties. As of December 31, 2003, the average interest rate earned on rental income held in demand deposit and money market accounts at commercial banks was less than one percent annually. The funds remaining at December 31, 2003, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

         In December 2003, the Partnership entered into an agreement with a third party to sell its Property in Huntsville, Texas. In March 2004, the Partnership sold the Property and received net sales proceeds of approximately $1,294,800 resulting in a gain of approximately $344,000 which will be recognized in the first quarter of 2004. The General Partners intend to use the proceeds received from the sale to invest in additional Properties.

         In March 2004, the Partnership entered into an agreement to provide temporary and partial rent relief to a tenant who is experiencing liquidity difficulties. The Partnership anticipates lowering rent over the next twelve months on the one lease the tenant has with the Partnership will provide the necessary relief to the tenant. Rental payment terms go back to the original terms starting with the thirteenth month. The deferred rent is due in equal monthly payments beginning January 2005 and continuing for 60 months thereafter. The General Partners do not believe that this temporary decline in cash flows will have a material adverse effect on the operating results of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operating activities, the Partnership declared distributions to the Limited Partners of $3,200,000 for each of the years ended December 31, 2003 and 2001 and $3,300,000 for the year ended December 31, 2002. This represents distributions of $0.80 for each of the years ended December 31, 2003 and 2001 and $0.83 for the year ended December 31, 2002. No distributions were made to the General Partners for the years ended December 31, 2003, 2002 and 2001. No amounts distributed to the Limited Partners for the years ended December 31, 2003, 2002 or 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2003, 2002 and 2001.

         As of December 31, 2003 and 2002, the Partnership owed $16,989 and $20,605, respectively, to related parties for accounting and administrative services and management fees. As of March 12, 2004, the Partnership had reimbursed the affiliates for these amounts. Other liabilities, including distributions payable, decreased to $1,004,319 at December 31, 2003, from $1,072,291 at December 31, 2002 primarily as a result of a decrease in distributions payable. The decrease was partially offset by an increase in accounts payable and accrued expenses and rents paid in advance during 2003 as compared to 2002. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Off-Balance Sheet Transactions

         The Partnership holds interests in various unconsolidated joint venture and tenancy in common arrangements that are accounted for using the equity method. The General Partners do not believe that any such interest would constitute an off-balance sheet arrangement requiring any additional disclosures under the provisions of the Sarbanes-Oxley Act of 2002.

Contractual Obligations, Contingent Liabilities, and Commitments

         The Partnership has no contractual obligations, contingent liabilities, or commitments as of December 31, 2003.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.


         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, when the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.


Results of Operations

Comparison of year ended December 31, 2003 to year ended December 31, 2002

         Rental revenues from continuing operations were $2,811,091 during the year ended December 31, 2003 as compared to $2,768,774 for the same period of 2001. Rental revenues from continuing operations increased during the year ended December 31, 2003 because the Partnership acquired a Property in Houston, Texas in June 2002.

         The Partnership also earned $58,066 in contingent rental income for the year ended December 31, 2003 as compared to $39,211 for the same period of 2002. The increase in contingent rental income was primarily the result of increased gross sales reported by certain restaurant Properties, the leases of which require the payment of contingent rent.

         During the year ended December 31, 2003, the Partnership earned $452,452 in net income earned by unconsolidated joint ventures as compared to $442,344 for the same period of 2002. The slight increase in net income earned by joint ventures was due to the fact that in November 2003, the Partnership invested in a Property in Dalton, Georgia with CNL Income Fund VI, Ltd., CNL Income Fund XI, Ltd., and CNL Income Fund XVI, Ltd. as tenants-in-common, and in a Property in Tucker, Georgia, with CNL Income Fund X, Ltd., CNL Income Fund XIII, Ltd. and CNL Income Fund XIV, Ltd. as tenants-in-common. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the General Partners.

         During the year ended December 31, 2003, three lessees of the Partnership, Flagstar Enterprises, Inc., Checkers Drive-In Restaurants, Inc., and Golden Corral Corporation, each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2003, Flagstar Enterprises, Inc. was the lessee under leases relating to seven restaurants, Checkers Drive-In Restaurants, Inc. was the lessee under leases relating to 13 restaurants, and Golden Corral Corporation was lessee under leases relating to five restaurants. It is anticipated that, based on the minimum rental payments required by the leases, these three lessees each will continue to contribute more than 10% of the Partnership's total rental revenues in 2004. In addition, during the year ended December 31, 2003, four Restaurant Chains, Hardee's, Checkers Drive-In Restaurants, Long John Silver's, and Golden Corral each accounted for more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2004, it is anticipated that these four Restaurant Chains each will continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         The Partnership also earned $5,735 attributable to interest and other income during the year ended December 31, 2003, as compared to $22,919 during the same period of 2002. Interest and other income were higher during 2002 primarily due to the Partnership holding the proceeds from the sale of a Property in an interest bearing bank account pending reinvestment in an additional Property until June 2002, when the Partnership reinvested the sales proceeds.

         Operating expenses, including depreciation and amortization expense, were $687,933 during the year ended December 31, 2003, as compared to $696,817 during the same period of 2002. The decrease in operating expenses during 2003 was due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease during 2003 was partially offset by an increase in depreciation expense as a result of the acquisition of the Property in Houston, Texas in June 2002.

         During 2002, the Partnership identified and sold three Properties located in Redlands, California, Medina, Ohio and Stratford, New Jersey. The Partnership recognized a gain of approximately $306,200 on the sale of the Properties in Redlands, California and Stratford, New Jersey, and a loss of approximately $1,600 on the sale of the Property in Medina, Ohio. During 2003, the Partnership identified and sold its Property located in Bartlesville, Oklahoma and recorded no gain or loss on the sale. The Partnership had recorded provisions for write-down of assets in previous years relating to this Property. Also during 2003, the Partnership identified for sale its Properties in Columbia, South Carolina and Huntsville, Texas. These Properties are classified as discontinued operations in the accompanying financial statements. The Partnership recognized net rental income (rental revenues less Property related expenses and provision for write-down of assets) of $215,616 and $153,114 during the years ended December 31, 2003 and 2002, respectively, relating to these Properties.

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         Rental revenues from continuing operations were $2,768,774 during the year ended December 31, 2002 as compared to $2,692,675 for the same period of 2001. The increase in rental revenues from continuing operations during 2002, as compared to the same period of 2001, was partially due to the fact that in December 2001 the Partnership used a portion of the sales proceeds from the sale of the Partnership's Property in Greer, South Carolina and the majority of the sales proceeds from the sale of the Partnership's Property in Altadena, California to acquire a Property in Houston, Texas. In addition, rental revenues from continuing operations increased during 2002 because in June 2002 the Partnership used the majority of the proceeds from the sale of the Property in Redlands, California to acquire another Property in Houston, Texas. The increase in rental revenues from continuing operations during 2002 was partially offset by the fact that the Partnership sold three Properties during 2001.

         The Partnership also earned $39,211 in contingent rental income for the year ended December 31, 2002 as compared to $23,529 for the same period of 2001. The increase in contingent rental income was the result of increased gross sales reported by certain restaurant Properties, the leases of which require the payment of contingent rent.

         During the year ended December 31, 2002, the Partnership earned $442,344 in net income earned by unconsolidated joint ventures as compared to $435,249 for the same period of 2001. The increase in net income earned by joint ventures was due to the fact that during 2001, the Partnership invested in a Property in Blue Springs, Missouri with CNL Income Fund XIII, Ltd. as tenants-in-common, and in a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund VII, Ltd. Each of the CNL Income Funds is a Florida limited partnership and an affiliate of the General Partners. The increase in net income earned by joint ventures during 2002, as compared to the previous year was partially offset by the fact that in May 2001, Wood-Ridge Real Estate Joint Venture, in which the Partnership owns a 50% interest, sold its Property in Paris, Texas in accordance with the purchase option under the lease agreement. During 2001, the joint venture distributed the net sales proceeds received from the sale as a return of capital to the Partnership and the other joint venture partner. During 2002, the Partnership reinvested these net sales proceeds in a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with an affiliate of the General Partners as described above.

         During the year ended December 31, 2002, the Partnership also earned $22,919 as compared to $79,313 for the same period of 2001 in interest and other income. Interest and other income were lower during 2002 due to a decrease in the average cash balance as a result of the reinvestment of sales proceeds received in 2001 and due to a decline in interest rates.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $696,817 for the year ended December 31, 2002 as compared to $1,016,939 for the same period of 2001. Operating expenses were higher during 2001 as a result of the Partnership recording a provision for write-down of assets in the amount of $288,684 relating to the Property in Greer, South Carolina. The provision represented the difference between the carrying value of the Property and its estimated fair value. The Partnership sold this Property in 2001.

         The decrease in operating expenses during 2002, as compared to the same period of 2001, was also attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and due to a decrease in state tax expense.

         As a  result  of the  sale of the  Properties  in  Woodland  Hills  and
Altadena, CA, the Partnership recognized a gain on sale of assets of approximately $419,000 during the year ended December 31, 2001. Because these Properties were identified for sale prior to the January 2002 implementation of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations relating to these Properties were included as Income from Continuing Operations in the accompanying financial statements.

         During the year ended December 31, 2002, the Partnership identified and sold three Properties that were classified as discontinued operations in the accompanying financial statements. The Partnership recognized an aggregate net gain on disposal of discontinued operations of $304,600 relating to these Properties. The Partnership recognized net rental income (rental revenue less Property related expenses and provision for write-down of assets) of $153,114 and $7,620 during the years ended December 31, 2002 and 2001, respectively, relating to these Properties.

         The General Partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

         The Partnership's leases as of December 31, 2003, are generally triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on results of operations of the Partnership. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

`


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS






                                                                      Page

Report of Independent Certified Public Accountants                     19

Financial Statements:

     Balance Sheets                                                    20

     Statements of Income                                              21

     Statements of Partners' Capital                                   22

     Statements of Cash Flows                                       23-24

     Notes to Financial Statements                                  25-36

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund XV, Ltd.



In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XV, Ltd. (a Florida limited partnership) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership  adopted  Statement  of  Financial   Accounting  Standards  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
March 24, 2004

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                    December 31,
                                                                           2003                       2002
                                                                   ---------------------      ---------------------

                              ASSETS

Real estate properties with operating leases, net                         $  19,946,540            $    20,515,325
Net investment in direct financing leases                                     3,401,635                  3,499,168
Real estate held for sale                                                     1,575,082                  2,158,790
Investment in joint ventures                                                  5,776,721                  4,455,920
Cash and cash equivalents                                                     1,446,341                  2,317,004
Receivables, less allowance for doubtful accounts of
     $1,068 in 2002                                                             310,398                     37,849
Accrued rental income, less allowance for doubtful
     accounts of $27,005 in 2003 and 2002                                     1,815,999                  1,700,570
Other assets                                                                     38,255                     42,906
                                                                   ---------------------      ---------------------

                                                                          $  34,310,971            $    34,727,532
                                                                   =====================      =====================

           LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                     $      15,983              $       6,985
Real estate taxes payable                                                         9,590                      2,109
Distributions payable                                                           800,000                    900,000
Due to related parties                                                           16,989                     20,605
Rents paid in advance and deposits                                              178,746                    163,197
                                                                   ---------------------      ---------------------
        Total liabilities                                                     1,021,308                  1,092,896


Partners' capital                                                            33,289,663                 33,634,636
                                                                   ---------------------      ---------------------

                                                                          $  34,310,971            $    34,727,532
                                                                   =====================      =====================


                See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                              Year Ended December 31,
                                                                   2003                 2002                 2001
                                                             ------------------   -----------------    -----------------
Revenues:
    Rental income from operating leases                          $   2,427,798       $   2,375,205        $   2,267,548
    Earned income from direct financing leases                         383,293             393,569              425,127
    Contingent rental income                                            58,066              39,211               23,529
    Interest and other income                                            5,735              22,919               79,313
                                                             ------------------   -----------------    -----------------
                                                                     2,874,892           2,830,904            2,795,517
                                                             ------------------   -----------------    -----------------
Expenses:
    General operating and administrative                               265,356             280,594              304,976
    Property related                                                    15,562              26,041               44,893
    Management fees to related parties                                  36,162              36,043               33,498
    State and other taxes                                               51,744              41,960               55,122
    Depreciation and amortization                                      319,109             312,179              289,766
    Provision for write-down of assets                                      --                  --              288,684
                                                             ------------------   -----------------    -----------------
                                                                       687,933             696,817            1,016,939
                                                             ------------------   -----------------    -----------------

Income before gain on sale of assets and equity in
     earnings of unconsolidated  joint ventures                      2,186,959           2,134,087            1,778,578

Gain on sale of assets                                                      --                  --              418,754

Equity in earnings of unconsolidated joint ventures                    452,452             442,344              435,249
                                                             ------------------   -----------------    -----------------

Income from continuing operations                                    2,639,411           2,576,431            2,632,581
                                                             ------------------   -----------------    -----------------

Discontinued operations
    Income from discontinued operations                                215,616             153,114                7,620
    Gain on disposal of discontinued operations                             --             304,600                   --
                                                             ------------------   -----------------    -----------------
                                                                       215,616             457,714                7,620
                                                             ------------------   -----------------    -----------------

Net income                                                       $   2,855,027       $   3,034,145        $   2,640,201
                                                             ==================   =================    =================

Income per limited partner unit
    Continuing operations                                          $      0.66         $      0.64          $      0.66
    Discontinued operations                                               0.05                0.12                   --
                                                             ------------------   -----------------    -----------------

                                                                   $      0.71         $      0.76          $      0.66
                                                             ==================   =================    =================

Weighted average number of limited partner units
    outstanding                                                      4,000,000           4,000,000            4,000,000
                                                             ==================   =================    =================

                See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2003, 2002 and 2001

                                           General Partners                                          Limited Partners
                                 --------------------------------------  -----------------------------------------------------------
                                                        Accumulated                                                Accumulated
                                   Contributions          Earnings         Contributions      Distributions         Earnings
                                 -------------------  -----------------  ------------------  -----------------  ------------------

Balance, December 31, 2000              $     1,000       $    173,788       $  40,000,000      $ (20,365,947)     $ 19,441,449

    Distributions to limited
       partners ($0.80 per
       limited partner unit)                     --                 --                  --         (3,200,000)               --
    Net income                                   --                 --                  --                 --         2,640,201
                                 -------------------  -----------------  ------------------  -----------------  ------------------

Balance, December 31, 2001                    1,000            173,788          40,000,000        (23,565,947)       22,081,650

    Distributions to limited
       partners ($0.83 per
       limited partner unit)                     --                 --                  --         (3,300,000)               --
    Net income                                   --                 --                  --                 --         3,034,145
                                 -------------------  -----------------  ------------------  -----------------  ------------------

Balance, December 31, 2002                    1,000            173,788          40,000,000        (26,865,947)       25,115,795

    Distributions to limited
       partners ($0.80 per
       limited partner unit)                     --                 --                  --         (3,200,000)               --
    Net income                                   --                 --                  --                 --         2,855,027
                                 -------------------  -----------------  ------------------  -----------------  ------------------

Balance, December 31, 2003               $    1,000       $    173,788      $   40,000,000      $ (30,065,947)     $ 27,970,822
                                 ===================  =================  ==================  =================  ==================

                See accompanying notes to financial statements.

--------------
 Syndication
    Costs            Total
---------------  ---------------

  $ (4,790,000)    $ 34,460,290



            --       (3,200,000)
            --        2,640,201
---------------  ---------------

    (4,790,000)      33,900,491



            --       (3,300,000)
            --        3,034,145
---------------  ---------------

    (4,790,000)      33,634,636



            --       (3,200,000)
            --        2,855,027
---------------  ---------------

  $ (4,790,000)     $ 33,289,663
===============  ===============

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                                2003                  2002                2001
                                                           ----------------     -----------------  --------------------

Cash Flows from Operating Activities:
    Net income                                                $  2,855,027          $  3,034,145         $   2,640,201
                                                           ----------------     -----------------  --------------------
       Adjustments to reconcile net income to net cash
         provided by operating activities:
          Depreciation                                             331,348               328,034               327,426
          Amortization of net investment in direct
              financing leases                                     113,613               106,674                87,580
          Amortization                                               2,952                 2,961                 3,170
          Equity in earnings of unconsolidated
              joint ventures, net of distributions                  46,098               133,074                87,495
          Gains on sale of assets                                       --              (304,600)             (418,754)
          Provision for write-down of assets                            --               138,222               512,523
          Decrease (increase) in receivables                       (19,921)              (15,835)               57,276
          Decrease in due from related parties                          --                14,982                18,856
          Decrease (increase) in other assets                        2,528               (11,580)                9,750
          Increase in accrued rental income                       (121,982)             (131,491)             (136,975)
          Increase (decrease) in accounts payable and
              accrued expenses and real estate taxes
              payable                                               16,479               (26,504)              (31,919)
          Decrease in due to related parties                        (3,616)                 (365)                 (254)
          Increase (decrease) in rents paid in advance
              and deposits                                          15,549                94,944               (14,533)
          Decrease in deferred rental income                            --                (6,896)              (44,614)
                                                           ----------------     -----------------  --------------------
              Total adjustments                                    383,048               321,620               457,027
                                                           ----------------     -----------------  --------------------

Net cash provided by operating activities                        3,238,075             3,355,765             3,097,228
                                                           ----------------     -----------------  --------------------

Cash Flows from Investing Activities:
    Proceeds from sale of real estate properties                   558,990             2,046,888             2,423,978
    Additions to real estate properties with operating                  --            (1,215,441)           (1,445,207)
       leases
    Redemption of certificate of deposit                                --                    --               100,000
    Investment in joint ventures                                (1,367,728)              (34,876)           (1,735,778)
    Return of capital from joint venture                                --                    --               400,000
    Collections on mortgage note receivable                             --                    --               467,000
                                                           ----------------     -----------------  --------------------
       Net cash provided by (used in) investing activities        (808,738)              796,571               209,993
                                                           ----------------     -----------------  --------------------

Cash Flows from Financing Activities:
     Distributions to limited partners                         (3,300,000)            (3,200,000)           (3,200,000)
                                                           ----------------     -----------------  --------------------
        Net cash used in financing activities                  (3,300,000)            (3,200,000)           (3,200,000)
                                                           ----------------     -----------------  --------------------

Net increase (decrease) in cash and cash equivalents             (870,663)               952,336               107,221

Cash and cash equivalents at beginning of year                   2,317,004             1,364,668             1,257,447
                                                           ----------------     -----------------  --------------------

Cash and cash equivalents at end of year                      $  1,446,341          $  2,317,004         $   1,364,668
                                                           ================     =================  ====================

                See accompanying notes to financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                       STATEMENT OF CASH FLOWS - CONTINUED

                                                                          Year Ended December 31,
                                                               2003                 2002                  2001
                                                        -------------------  --------------------  --------------------

Supplemental Schedule of Non-Cash Investing and Financing Activities:

          Insurance proceeds receivable                       $    252,628            $       --            $       --
                                                        ===================  ====================  ====================

          Distributions declared and unpaid at
              December 31                                     $    800,000         $     900,000         $     800,000
                                                        ===================  ====================  ====================

                See accompanying notes to finanical statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002 and 2001


1.       Significant Accounting Policies

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

         Real Estate and Lease Accounting - The Partnership records the acquisitions of real estate properties at cost, including closing costs. Real estate properties are leased to third parties generally on a triple-net basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 31, 2003, 2002, and 2001, tenants paid, or are expected to pay, directly to real estate taxing authorities approximately $339,500, $361,000, and $342,500, respectively, in estimated real estate taxes in accordance with the terms of their leases.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The Partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the operating or direct financing methods.

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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

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

         Investment in Joint Ventures - The Partnership accounts for its interests in Wood-Ridge Real Estate Joint Venture, TGIF Pittsburgh Joint Venture, CNL VII, XV Columbus Joint Venture, and properties in Clinton, North Carolina, Fort Myers, Florida, Blue Springs, Missouri, and Dalton and Tucker, Georgia held as tenants-in-common with affiliates, using the equity method since the joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

         Rents Paid in Advance - Rents paid in advance by lessees for future periods are deferred upon receipt and are recognized as revenues during the period in which the rental income is earned.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2003 presentation, including a change in presentation of the statement of cash flows from the direct to the indirect method. These reclassifications had no effect on total partners' capital, net income or cash flows.

         Statement of Financial Accounting Standards No. 144 - Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB Interpretation No. 46 - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


2.       Real Estate Properties with Operating Leases

         Real estate properties with operating leases consisted of the following at December 31:

                                                         2003                            2002
                                                ------------------------        -----------------------

                  Land                               $    13,248,122                $     13,248,122
                  Buildings                                8,792,461                       9,095,885
                                                -----------------------         -----------------------
                                                          22,040,583                      22,344,007
                  Less accumulated depreciation           (2,094,043)                      (1,828,682)
                                                ----------------------          -----------------------

                                                       $  19,946,540                 $     20,515,325
                                                =======================        ========================

         In December 2003, the property in Lexington, Kentucky was destroyed by fire. The property is covered by insurance held by the tenant. The expected insurance proceeds of approximately $252,600 were included in receivables at December 31, 2003.

         In June 2002, the Partnership reinvested the majority of the proceeds from the sale of the property in Redlands, California (see Note 5) in a property in Houston, Texas. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2003:

                     2004                                  $    2,482,633
                     2005                                       2,609,497
                     2006                                       2,613,379
                     2007                                       2,648,296
                     2008                                       2,666,078
                     Thereafter                                15,092,610
                                                     ---------------------

                                                           $   28,112,493
                                                     =====================

3.       Net Investment in Direct Financing Leases

         The following lists the components of the net investment in direct financing leases at December 31:

                                                    2003                    2002
                                             --------------------   ---------------------

         Minimum lease payments receivable        $    5,012,714          $    5,493,541
         Estimated residual values                     1,232,928               1,232,928
         Less unearned income                         (2,844,007)             (3,227,301)
                                             --------------------   ---------------------

         Net investment in direct financing
            leases                                 $   3,401,635          $    3,499,168
                                             ====================   =====================

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


3.       Net Investment in Direct Financing Leases - Continued

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 2003:

                     2004                                   $    556,128
                     2005                                        556,128
                     2006                                        556,128
                     2007                                        568,122
                     2008                                        574,120
                     Thereafter                                2,982,541
                                                  -----------------------

                                                           $   5,793,167
                                                  =======================

4.       Investment in Joint Ventures

         The Partnership has a 50%, a 23.62%, a 16%, a 15% and a 59% interest in the profits and losses of Wood-Ridge Real Estate Joint Venture, TGIF Pittsburgh Joint Venture, a property in Clinton, North Carolina, a property in Fort Myers, Florida and a property in Blue Springs, Missouri held as tenants-in-common with affiliates of the general partners. The remaining interests in these joint ventures are held by affiliates of the Partnership, which have the same general partners.

         In August 2001, the Partnership used a portion of the amounts received as a return of capital from the 2001 sale of the property in Paris, Texas, to enter into a joint venture arrangement, CNL VII, XV Columbus Joint Venture, with CNL Income Fund VII, Ltd., an affiliate of the general partners, to construct one restaurant property in Columbus, Georgia. As of December 31, 2001, the Partnership had contributed approximately $466,120 to purchase land and pay for its share of construction costs relating to the joint venture. During 2002, the Partnership contributed $34,876 to complete the construction. The
         Partnership owns a 31.25% interest in the profits and losses of the joint venture.

         In November 2003, the Partnership and CNL Income Fund X, Ltd., CNL Income Fund XIII, Ltd., and CNL Income Fund XIV, Ltd., as tenants-in-common, invested in a property in Tucker, Georgia. Each of the CNL Income Funds is an affiliate of the general partners. The Partnership and affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership contributed approximately $1,044,700 for a 68% interest in the property.

         In addition, in November 2003, the Partnership and CNL Income Fund VI, Ltd., CNL Income Fund XI, Ltd., and CNL Income Fund XVI, Ltd., as tenants-in-common, invested in a property in Dalton, Georgia. Each of the CNL Income Funds is an affiliate of the general partners. The Partnership and affiliates entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership contributed $323,000 for a 17% interest in the property.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures - Continued

         Wood-Ridge  Real  Estate  Joint  Venture  owns  five  properties,  TGIF
         Pittsburgh Joint Venture and CNL VII, XV Columbus Joint Venture, each own one property. The Partnership and affiliates, as tenants-in-common in five separate tenancy-in-common arrangements, each own one property.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures and properties held as tenants-in-common at December 31:

                                                                               2003                 2002
                                                                          ---------------      ---------------

          Real estate properties with operating leases, net                 $ 13,922,001         $ 10,724,926
          Net investment in direct financing leases                              764,271              779,576
          Cash                                                                   103,799               47,507
          Receivables                                                             18,000               20,708
          Accrued rental income                                                  553,323              450,591
          Other assets                                                            10,700               12,990
          Liabilities                                                             66,613               70,077
          Partners' capital                                                   15,305,481           11,966,221



                                                                           Year Ended December 31,
                                                                  2003              2002              2001
                                                             ----------------  ----------------  ---------------

          Revenues                                              $  1,483,617      $  1,447,921     $  1,227,629
          Lease termination income                                        --                --          200,000
          Expenses                                                  (248,461 )        (233,338 )       (204,327 )
          Loss on sale of assets                                          --                --          (84,473 )
                                                             ----------------  ----------------  ---------------
          Net income                                            $  1,235,156      $  1,214,583      $ 1,138,829
                                                             ================  ================  ===============


         The Partnership recognized income of $452,452, $442,344 and $435,249 during the years ended December 31, 2003, 2002 and 2001, respectively, from these joint ventures and tenancy in common arrangements.

5.       Discontinued Operations

         During 2002, the Partnership identified and sold three properties to third parties and received aggregate net sales proceeds of approximately $2,046,900 resulting in a net gain on disposal of discontinued operations of approximately $304,600. During 2003, the Partnership identified three additional properties for sale. As a result, the properties were reclassified from real estate properties with operating leases to real estate held for sale. The reclassified assets were recorded at the lower of their carrying amounts or fair value, less cost to sell. In June 2003, the Partnership sold one of these properties, in Bartlesville, Oklahoma, to the tenant and received net sales proceeds of approximately $559,000. Because the Partnership had recorded provisions for write-down of assets relating to this property in previous years, no gain or loss was recorded during 2003 relating to the sale of this property. The financial results relating to these properties are reflected as discontinued operations in the accompanying financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


5.       Discontinued Operations - Continued

         The  operating  results  of  the  discontinued   operations  for  these
         properties are as follows:

                                                                    Year Ended December 31,
                                                           2003              2002              2001
                                                       -------------     -------------    ---------------

                Rental revenues                           $ 235,089       $   327,828        $   341,569
                Expenses                                    (19,473 )         (36,492 )         (110,110 )
                Provision for write-down of assets               --          (138,222 )         (223,839 )
                                                       -------------     -------------    ---------------
                Income from discontinued
                      operations                          $ 215,616       $   153,114        $    7,620
                                                       =============     =============    ===============

6.       Allocations and Distributions

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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


6.       Allocations and Distributions - Continued

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2003, 2002 and 2001.

         The Partnership declared distributions to the limited partners of $3,200,000, during each of the years ended December 31, 2003 and 2001. During the year ended December 31, 2002, the Partnership declared distributions to the limited partners of $3,300,000. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


7.       Income Taxes

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                   2003               2002               2001
                                                              ----------------   ----------------   ---------------

           Net income for financial reporting purposes           $  2,855,027        $ 3,034,145       $ 2,640,201

           Effect of timing differences relating to
                depreciation                                         (27,597)            (41,215)          (52,017)

           Direct financing leases recorded as operating
                leases for tax reporting purposes                     113,613            106,674            87,580

           Provision for write-down of assets                              --            138,222           512,523

           Effect of timing differences relating to equity
                in earnings of unconsolidated joint                       334             (7,242)           31,391
                ventures

           Accrued rental income                                    (118,311)           (134,712)         (177,910)

           Rents paid in advance                                       11,877             95,015           (14,461)

           Effect of timing differences relating to
                allowance for doubtful accounts                       (1,068)           (190,534)          153,720

           Effect of timing differences relating to
                gains/losses on sale on real estate                 (275,718)           (563,927)         (601,834)
                properties

           Other                                                        (384)                837             1,046
                                                              ----------------   ----------------   ---------------


           Net income for federal income tax purposes          $   2,557,773         $ 2,437,263       $ 2,580,239
                                                              ================   ================   ===============


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


8.       Related Party Transactions

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL Restaurant Properties, Inc. (formerly known as CNL American Properties Fund, Inc.) served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (the "Advisor"). The Advisor is a wholly owned subsidiary of CNL Restaurant Properties, Inc. ("CNL-RP") The individual general partners are stockholders and directors of CNL-RP.

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. Any portion of the management fee not paid is deferred without interest. The Partnership incurred management fees of $36,162, $36,043, and $33,498, for the years ended December 31, 2003, 2002, and 2001, respectively.

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

         During the years ended December 31, 2003, 2002, and 2001, the Partnership's advisor and its affiliates of the general partners provided accounting and administrative services to the Partnership. The Partnership incurred $164,192, $204,164, and $233,022, for the years ended December 31, 2003, 2002, and 2001, respectively, for such services.

         The amount due to related parties at December 31, 2003 and 2002, totaled $16,989 and $20,605, respectively.

9.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                            2003                  2002                2001
                                                       ----------------      ---------------     ----------------

          Checkers Drive-In Restaurants, Inc.               $  688,761           $  715,508            $ 717,759
          Golden Corral Corporation                            686,973              679,064              637,725
          Flagstar Enterprises, Inc.                           523,779              529,394              533,063

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


9.       Concentration of Credit Risk - Continued

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from joint ventures and the properties held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                  2003                2002                2001
                                            --------------      ----------------    ---------------

           Checkers Drive-In Restaurants       $  688,761         $  715,508         $  717,759
           Golden Corral Buffet and Grill         686,973            679,064            637,725
           Hardee's                               523,779            529,394            533,063
           Long John Silver's                     393,086            407,523            396,422

         Although the Partnership's properties have some geographic diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any lessee or restaurant chain contributing more than 10% of the Partnership's revenues will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

10.      Selected Quarterly Financial Data

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2003 and 2002:

                  2003 Quarter               First         Second          Third          Fourth          Year
         -------------------------------  ------------  --------------  -------------  -------------  --------------

         Continuing Operations (1):
              Revenues                      $ 705,860       $ 705,850      $ 702,752      $ 760,430      $2,874,892
              Equity in earnings of
                unconsolidated joint
                ventures                      109,281         109,524        108,634        125,013         452,452
              Income from continuing
                operations                    602,647         662,597        656,270        717,897       2,639,411
         Discontinued Operations (1):
              Revenues                         73,451          71,483         45,436         44,719         235,089
              Income from
                discontinued
                operations                     65,327          67,289         41,293         41,707         215,616

         Net Income                           667,974         729,886        697,563        759,604       2,855,027

         Income per limited partner unit:

           Continuing operations             $   0.15        $   0.17       $   0.16       $   0.18        $   0.66
           Discontinued operations               0.02            0.01           0.01           0.01            0.05
                                          ------------  --------------  -------------  -------------  --------------
                  Total                      $   0.17        $   0.18       $   0.17       $   0.19        $   0.71
                                          ============  ==============  =============  =============  ==============

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


10.      Selected Quarterly Financial Data - Continued

                  2002 Quarter               First         Second          Third          Fourth          Year
         -------------------------------  ------------  --------------  -------------  -------------  --------------

         Continuing Operations (1):
              Revenues                      $ 688,342       $ 692,820      $ 727,440      $ 722,302      $2,830,904
              Equity in earnings of
                unconsolidated joint
                ventures                      109,916         111,892        109,591        110,945         442,344
              Income from continuing
                operations                    591,895         637,644        677,656        669,236       2,576,431
         Discontinued Operations (1):
              Revenues                         93,750          61,684         93,471         78,923         327,828
              Income (loss) from and
                gain on disposal of
                discontinued
                operations                    384,221          38,950         84,447        (49,904 )       457,714

         Net Income                           976,116         676,594        762,103        619,332       3,034,145

         Income per limited partner unit:

           Continuing operations             $   0.15        $   0.16       $   0.17       $   0.16        $   0.64
           Discontinued operations               0.09            0.01           0.02             --            0.12
                                          ------------  --------------  -------------  -------------  --------------
                  Total                      $   0.24        $   0.17       $   0.19       $   0.16        $   0.76
                                          ============  ==============  =============  =============  ==============

         (1) Certain items in the quarterly financial data have been reclassified to conform to 2003 presentation. This reclassification had no effect on net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

11.      Subsequent Event

         In March 2004, the Partnership sold the property in Huntsville, Texas for $1,350,000 and received net sales proceeds of approximately $1,294,800 resulting in a gain of approximately $344,000, which will be recognized in the first quarter of 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 9A. Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL-RP, CCM, CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 57. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL-RP, a public, unlisted real estate investment trust since 1994. Mr. Seneff served as Chief Executive Officer of CNL-RP from 1994 through August 1999 and as Co-Chief Executive Officer from December 2000 through September 2003. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the
Partnership's advisor, from its inception in 1990 until it merged with a wholly-owned subsidiary of CNL-RP in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. CNL Fund Advisors, Inc., formerly CNL Institutional Advisors, Inc., is a registered investment advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since 1973. CNL Financial Group, Inc. is and is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director and Chairman of the Board of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; and served as Chief Executive Officer of CNL Hospitality Properties, Inc. from its inception in 1997 until 2003 and served as Co-Chief Executive Officer from February 2003 until May 1, 2003. Mr. Seneff has served as Chairman of the Board of CNL Hospitality Corp., the advisor to CNL Hospitality Properties, Inc., since its inception in 1997. Mr. Seneff also served as Chief Executive Officer from its inception in 1997 through February 2003, and currently serves as Co-Chief Executive Officer of CNL Hospitality Corp. Mr. Seneff has served as Director and Chairman of the Board of CNL Retirement Corp. since 1997 and served as Chief Executive Officer of CNL Retirement Corp. from 1997 through 2003. CNL Retirement Corp. is the advisor to CNL Retirement Properties, Inc., a public, unlisted real estate investment trust. Mr. Seneff has also served as Director and Chairman of the Board of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange, since 1992 and served as Chief Executive Officer of Commercial Net Lease Realty, Inc. from 1992 through February 2004. Mr. Seneff has served as a Director, Chairman of the Board, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL Commercial Finance, Inc. since 2000. Mr. Seneff also serves as Chairman of the Board of CNLBank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of the Florida state retirement plan. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 56. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne has served as a Director and Vice Chairman of the Board of CNL-RP since 1994. Mr. Bourne also served as President of CNL-RP from 1994 through February 1999 and served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. Mr. Bourne served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of CNL-RP including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. Mr. Bourne serves as Director, Vice Chairman of the Board and Treasurer and from 1997 until June 2002 served as President of CNL Hospitality Properties, Inc. and as Director, President and Treasurer of CNL Hospitality Corp. Mr. Bourne also serves as Director and Treasurer of CNL Retirement Properties, Inc. and as Director and Treasurer of CNL Retirement Corp. Mr. Bourne serves as a Director of CNLBank. Mr. Bourne has also served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc. Mr. Bourne serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 48. Mr. McWilliams has served as President of CNL-RP since May 2001 and as Chief Executive Officer of CNL-RP since September 2003. Mr. McWilliams served as Co-Chief Executive Officer of CNL-RP from December 2000 through September 2003 and served as Chief Executive Officer from September 1999 through December 2000. Mr. McWilliams also served as President and Chief Executive Officer of CNL Franchise Network Corp., a wholly owned subsidiary of CNL-RP since August 2002 and served as President of CNL-RP from February 1999 until September 1999 and as Executive Vice President of CNL-RP from 1997 through February 1999. Mr. McWilliams served as an Executive Vice President of CNL Financial Group, Inc. from the time he joined the company in April 1997 until September 1999. Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly owned subsidiaries of CNL-RP in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven  D.  Shackelford,  age  40.  Mr.  Shackelford  was  promoted  to
Executive Vice President and Chief Operating Officer of CNL-RP in September 2003. Mr. Shackelford has also served as Chief Financial Officer since January 1997. He served as Senior Vice President of CNL-RP from January 1997 through July 2000, when he was promoted to Executive Vice President. Mr. Shackelford has also served as Secretary and Treasurer of CNL-RP since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the
Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

         Thomas Arasi, age 46. Mr. Arasi has served as President of CCM since it was formed in July 2003 to provide strategic advisory services to the General Partners. He has served in various consulting capacities to CNL Hospitality Corp and other CNL affiliates since January 2003. Since November 2001 he has been an independent consultant working for a variety of operating and investment companies in the hospitality industry. Until October 2001, Mr. Arasi was President & Chief Executive Officer, and a member of the Board of Directors of Lodgian, Inc., a New York Stock Exchange traded company, one of the largest independent hotel owner/operators in North America, with hotel properties under most brand names including Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Crowne Plaza, Holiday Inn, Hilton, and Radisson. From June 1997 through November 2000, Mr. Arasi was a member of the Management Committee and held several top operating positions with Bass Hotels & Resorts, one of the leading international owners, operators and franchisors of hotels, most recently serving as President, Bass Hotels & Resort--The Americas. Mr. Arasi was formerly President of Tishman Hotel Corporation, Vice President of Salomon Brothers, Inc., in New York, Tokyo and Los Angeles and held positions with Sheraton, Westin and HVS International. Mr. Arasi graduated from Cornell University in January 1981, where he received a Bachelor's degree in Hotel and Restaurant Administration.

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

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2003.

Code of Business Conduct

         The Partnership does not have employees and, accordingly, has not adopted a code of business conduct applicable exclusively to the Partnership. However, employees of the General Partners or their affiliates, including the individual General Partners, are bound by the Code of Business Conduct adopted November 11, 2003 by CNL Holdings, Inc. Separately, the employees of the Advisor are bound by the similar Code of Business Conduct adopted by CNL Restaurant Properties, Inc. Each of these codes of business conduct will be made available to any person who writes the Partnership requesting a copy.

Audit Committee Financial Expert

         Due to its organization as a limited partnership, the Partnership does not have an audit committee that is responsible for supervising the Partnership's relationship with its independent auditors. For the Partnership, this role is performed by the General Partners. Based on his previous service as the principal financial officer of companies with businesses similar to that of the Partnership, Robert A. Bourne, one of the General Partners, has the requisite experience to be considered an "audit committee financial expert" as defined in the rules under the Securities Exchange Act of 1934, if the Partnership had an audit committee. As a General Partner, Mr. Bourne is not independent of the Partnership.


Item 11. Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         As of March 12, 2004, no person was known to the Registrant to be a beneficial owner of more than 5% of the Units.

         The following table sets forth, as of March 12, 2004, the beneficial ownership interests of the General Partners in the Registrant.

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

                                       45
Item 13. Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2003, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                            Amount Incurred
         Type of Compensation                                                                 For the Year
            and Recipient                        Method of Computation                  Ended December 31, 2003
   ---------------------------------     --------------------------------------      -------------------------------

   Reimbursement  to affiliates for      Operating  expenses are reimbursed at       Accounting and
   operating expenses                    the  lower  of  cost  or  90%  of the       administra-tive services:
                                         prevailing  rate at which  comparable       $164,192
                                         services  could have been obtained in
                                         the     same     geographic     area.
                                         Affiliates  of the  General  Partners
                                         from  time  to  time  incur   certain
                                         operating  expenses  on behalf of the
                                         Partnership     for     which     the
                                         Partnership       reimburses      the
                                         affiliates without interest.

   Annual    management    fee   to      One  percent  of  the  sum  of  gross       $36,162
   affiliates                            revenues   from   Properties   wholly
                                         owned by the Partnership plus the
                                         Partnership's allocable share of gross
                                         revenues of joint ventures in which the
                                         Partnership is a co-venturer. The
                                         management fee, which will not exceed
                                         competitive fees for comparable
                                         services in the same geographic area,
                                         may or may not be taken, in whole or in
                                         part as to any year, in the sole
                                         discretion of affiliates of the General
                                         Partners. All or any portion of the
                                         management fee not taken as to any
                                         fiscal year shall be deferred without
                                         interest and may be taken in such other
                                         fiscal year as the affiliates shall
                                         determine.






                                                                                            Amount Incurred
         Type of Compensation                                                                 For the Year
            and Recipient                        Method of Computation                  Ended December 31, 2003
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


   General Partners' share of            Distributions of net sales proceeds         $-0-
   Partnership net sales                 from a sale or sales of substantially
   proceeds from a sale or sales         all of the Partnership's assets will be
   in liquidation of the                 distributed in the following order or
   Partnership                           priority: (i) first, to pay all debts and
                                         liabilities of the Partnership and to
                                         establish reserves; (ii) second, to
                                         Partners with positive capital account
                                         balances, determined after the
                                         allocation of net income, net loss,
                                         gain and loss, in proportion to such
                                         balances, up to amounts sufficient to
                                         reduce such balances to zero; and
                                         (iii) thereafter, 95% to the Limited
                                         Partners and 5% to the General Parnters






                                                                                            Amount Incurred
         Type of Compensation                                                                 For the Year
            And Recipient                        Method of Computation                  Ended December 31, 2003
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



Item 14.  Principal Accountant Fees and Services

         The following table outlines the only fees paid or accrued by the Partnership for the audit and other services provided by the Partnership's independent certified public accountants, PricewaterhouseCoopers LLP, for the years ended December 31:

                                           2003                  2002
                                      ----------------     -----------------

             Audit Fees (1)                $   15,743            $   13,400
             Tax Fees (2)                       7,884                 6,661
                                      ----------------     -----------------
                  Total                    $   23,627            $   20,061
                                      ================     =================


         (1) Audit services of PricewaterhouseCoopers LLP for 2003 and 2002 consisted of the examination of the financial statements of the Partnership and quarterly review of financial statements.

         (2)  Tax Fees relates to tax consulting and compliance services.

         Each of the non-audit services described above was approved by the General Partners. Due to its organization as a limited partnership, the Partnership does not have an audit committee.

                                     PART IV


Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

    1.   Financial Statements

           Report of Independent Certified Public Accountants

           Balance Sheets at December 31, 2003 and 2002

           Statements of Income for the years ended December 31, 2003, 2002, and 2001

           Statements of Partners' Capital for the years ended December 31, 2003, 2002, and 2001

           Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

           Notes to Financial Statements

    2.   Financial Statement Schedule

           Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001.

           Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

           Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

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

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2003 through December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2004.


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

                   Signature                                 Title                                   Date



    /s/ Robert A. Bourne                     President,   Treasurer   and  Director             March 24, 2004
    ------------------------------------     (Principal Financial and Accounting
    Robert A. Bourne                         (Officer)



    /s/ James M. Seneff, Jr.                 Chief  Executive  Officer and Director             March 24, 2004
    ------------------------------------     (Principal Executive Officer)
    James M. Seneff, Jr.



                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2003, 2002, and 2001


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

  2001        Allowance for
                 doubtful
                 accounts (a)         $  63,507       $   46,935        $  109,684 (b)    $   1,519 (c)       $   --     $ 218,607
                                  ==============  ===============  ================    =============     ============  ============

  2002        Allowance for
                 doubtful
                 accounts (a)         $ 218,607         $     --        $    5,242 (b)    $ 184,891 (c)     $ 10,885      $ 28,073
                                  ==============  ===============  ================    =============     ============  ============

  2003        Allowance for
                 doubtful
                 accounts (a)        $   28,073         $     --          $     --          $    --         $  1,068      $ 27,005
                                  ==============  ===============  ================    =============     ============  ============


(a) deducted from receivables and accrued rental income on the balance sheet.

(b) reduction of rental and other income.

(c) amounts written off as uncollectible.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2003

                                                                          Costs Capitalized
                                                                            Subsequent To          Net Cost Basis at Which
                                                   Initial Cost              Acquisition           Carried at Close of Period (c)
                                           --------------------------  ----------------------  ------------------------------------
                                Encum-                   Buildings and   Improve-     Carrying               Buildings and
                               brances        Land        Improvements    ments       Costs       Land       Improvements     Total
                              ----------   ------------  ------------  -------------  -------  ------------  ------------  --------

Properties the Partnership
  has Invested in Under
  Operating Leases:

    Bennigan's Restaurant:
      Mentor, Ohio (h)            -         $520,556    $1,135,584       $749,500        -      $520,556    $1,885,084    $2,405,640

    Checkers Drive-In Restaurants:
      Englewood, Florida          -          339,499             -              -        -       339,499             -       339,499
      Marietta, Georgia           -          432,547             -              -        -       432,547             -       432,547
      Norcross, Georgia           -          405,256             -              -        -       405,256             -       405,256
      Philadelphia, Pennsylvania  -          417,014             -              -        -       417,014             -       417,014
      St. Petersburg, Florida     -          557,206             -              -        -       557,206             -       557,206
      Lake Mary, Florida          -          614,471             -              -        -       614,471             -       614,471
      Philadelphia, Pennsylvania  -          599,586             -              -        -       599,586             -       599,586
      Winter Garden, Florida      -          353,799             -              -        -       353,799             -       353,799
      Chamblee, Georgia           -          427,829             -              -        -       427,829             -       427,829
      Largo, Florida              -          407,211             -              -        -       407,211             -       407,211
      Seminole, Florida           -          423,116             -              -        -       423,116             -       423,116
      Orlando, Florida            -          604,920             -              -        -       604,920             -       604,920
      Bradenton, Florida          -          215,478             -              -        -       215,478             -       215,478

    Golden Corral Buffet and Grill:
           Aberdeen, North Carolin-          406,989             -        849,648        -       406,989       849,648     1,256,637
           Norman, Oklahoma       -          763,892             -        939,205        -       763,892       939,205     1,703,097
           Augusta, Georgia       -          766,891             -      1,124,687        -       766,891     1,124,687     1,891,578

    Hardee's  Restaurants:
      Olive Branch, Mississippi   -          209,243             -              -        -       209,243            (e)      209,243
      Pawleys Island, South Caroli-a         307,911       593,997              -        -       307,911       593,997       901,908
      Cookeville, Tennessee       -          216,335             -              -        -       216,335            (e)      216,335
      Niceville, Florida          -          310,511       480,398              -        -       310,511       480,398       790,909

    Jack in the Box Restaurants:
      Port Arthur, Texas          -          426,378       646,811              -        -       426,378       646,811     1,073,189

    Japan Express Restaurant:
      Lancaster, South Carolina (j-          221,251             -              -        -       112,840            (e)      112,840

    Long John Silver's Restaurants:
      Lexington, Kentucky (i)     -          346,854             -              -        -       346,854             -       346,854
      Jackson, Tennessee          -          254,023             -              -        -       254,023            (e)      254,023
      Albuquerque, New Mexico     -          210,008       311,622              -        -       210,008       311,622       521,630
      Irving, Texas               -          454,448             -              -        -       454,448            (e)      454,448
      Neosho, Missouri            -          171,859             -              -        -       171,859            (e)      171,859

    Taco Cabana Restaurant:
      Houston, Texas              -          735,323       709,885                               735,323       709,885     1,445,208
      Houston, Texas              -          643,211       572,231              -        -       643,211       572,231     1,215,442

    Wendy's Old Fashioned
      Hamburgers Restaurants:
           Arlington, Virginia    -          592,917       678,893              -        -       592,918       678,893     1,271,811
                                         ------------  ------------  -------------  -------  ------------  ------------  -----------

                                         $13,356,532    $5,129,421     $3,663,040        -   $13,248,122    $8,792,461   $22,040,583
                                         ============  ============  =============  =======  ============  ============  ===========

Properties the Partnership has
    Invested in Under Direct
    Financing Leases:

         Hardee's Restaurants:
           Chester, South Carolina-          140,016       587,718              -        -            (e)           (e)          (e)
           Cookeville, Tennessee  -                -       574,511              -        -             -            (e)          (e)
           Olive Branch, Mississip-i               -       510,712              -        -             -            (e)          (e)
           Piney Flats, Tennessee -          141,724       504,827              -        -            (e)           (e)          (e)

         Japan Express Restaurant:
           Lancaster, South Caroli-a (k)           -       170,415              -        -             -            (e)          (e)

         Long John Silver's Restaurants:
           Jackson, Tennessee     -                -       459,725              -        -             -            (e)          (e)
           Neosho, Missouri       -                -             -        403,331        -             -            (e)          (e)
           Irving, Texas          -                -             -        414,009        -             -            (e)          (e)
                                         ------------  ------------  -------------  -------

                                            $281,740    $2,807,908       $817,340        -
                                         ============  ============  =============  =======



                                  Life on Which
                                  Depreciation in
               Date                Latest Income
  Accumulated  of Con-   Date       Statement is
  Depreciation struction Acquired    Computed
  ------------  -------  -------     ------------






  $291,742    1995    10/94           (h)


        (d)    -      05/94           (d)
        (d)    -      05/94           (d)
        (d)    -      05/94           (d)
        (d)    -      05/94           (d)
        (d)    -      05/94           (d)
        (d)    -      07/94           (d)
        (d)    -      08/94           (d)
        (d)    -      08/94           (d)
        (d)    -      12/94           (d)
        (d)    -      12/94           (d)
        (d)    -      12/94           (d)
        (d)    -      03/95           (d)
        (d)    -      03/95           (d)


   262,051    1994    06/94           (b)
   283,221    1994    08/94           (b)
   337,713    1994    09/94           (b)


        (f)   1994    04/94           (f)
   191,517    1992    04/94           (b)
        (f)   1992    04/94           (f)
   154,929    1993    04/94           (b)


   199,496    1994    09/94           (b)


        (f)   1994    07/94           (f)


         -    1994    06/94           (i)
        (f)   1994    06/94           (f)
    89,208    1976    05/95           (b)
        (f)   1995    07/94           (f)
        (f)   1994    07/94           (f)


    49,299    1998    12/01           (b)
    30,206    1998    06/02           (b)



   204,661    1994    12/94           (b)
-----------

$2,094,043
===========






        (g)   1994    04/94           (g)
        (f)   1992    04/94           (f)
        (f)   1994    04/94           (f)
        (g)   1993    04/94           (g)


        (f)   1994    07/94           (f)


        (f)   1994    06/94           (f)
        (f)   1994    07/94           (f)
        (f)   1995    07/94           (f)











                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)

         NOTES TO SCHEDUE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 2003, 2002 and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                         Accumulated
                                                                     Cost               Depreciation
                                                              -------------------    --------------------

                 Properties the Partnership has Invested
                    in Under Operating Leases:

                      Balance, December 31, 2000                  $   21,480,907          $    1,388,398
                      Acquisition                                      1,445,207                      --
                      Dispositions                                    (1,797,548 )              (155,528 )
                      Depreciation expense                                    --                 286,595
                                                              -------------------    --------------------


                      Balance, December 31, 2001                       21,128,566               1,519,465
                      Acquisition                                       1,215,441                      --
                      Depreciation expense                                     --                 309,217
                                                              --------------------   ---------------------

                      Balance, December 31, 2002                       22,344,007               1,828,682
                      Loss of assets from casualty (i)                   (303,424 )               (50,795 )
                      Depreciation expense                                     --                 316,156
                                                              --------------------   ---------------------

                      Balance, December 31, 2003                   $   22,040,583          $    2,094,043
                                                              ====================   =====================



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2003, the aggregate cost of the Partnership's wholly owned Properties was $27,882,047 for federal income tax purposes. All of the leases are treated as operating leases for federal income tax purposes.

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

                                December 31, 2003


(h) Effective December 9, 1999, the lease for this property was terminated resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 25 years.

(i) Effective October 1, 1999, the lease for this property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 25 years. In December 2003, this Property was destroyed by fire. As of December 31, 2003, the total undepreciated cost of the building was removed from the accounts; therefore, depreciation is not applicable.

(j) Effective June 11, 1998, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 26 years. The undepreciated cost of the Property in Lancaster, South Carolina was written down to its estimated net realizable value due to an impairment in value. The Partnership recognized the impairment during 1998, by recording a provision for write-down of assets in the amount of $108,410 and $167,526, respectively. The impairment represented the difference between the Property's carrying value and the estimated net realizable value of the Property at December 31, 1998. In May 2000, the Partnership re-leased the Property to a new tenant. In connection, the building portion of the lease was reclassified from an operating lease to a net investment in direct financing lease, based on the net carrying value of the building.

                                  EXHIBIT INDEX


Exhibit Number

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