Form 10-Q
period 2004-03-31
CNL INCOME FUND XV LTD
filed 2004-05-14
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

For the quarterly period ended                  March 31, 2004
                                          --------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to _______________________


                             Commission file number
                                     0-26216
                     ---------------------------------------


                            CNL Income Fund XV, Ltd.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Florida                                              59-3198888
----------------------------------------              --------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                          Identification No.)


     450 South Orange Avenue
        Orlando, Florida                                    32801
---------------------------------------          -------------------------------
Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                                -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes___ No X

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

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                                March 31,             December 31,
                                                                                  2004                   2003
                                                                          -------------------    -------------------
                               ASSETS

   Real estate properties with operating leases, net                           $  19,653,960          $  19,730,205
   Net investment in direct financing leases                                       2,318,498              2,336,717
   Real estate held for sale                                                       1,405,962              2,941,065
   Investment in joint ventures                                                    5,749,536              5,776,721
   Cash and cash equivalents                                                       3,466,014              1,446,341
   Receivables                                                                       271,981                310,398
   Accrued rental income less allowance for doubtful
       accounts of $4,410 and $27,005, respectively,                               1,760,744              1,731,269
   Other assets                                                                       32,226                 38,255
                                                                             ----------------        ---------------

                                                                               $  34,658,921          $  34,310,971
                                                                             ================        ===============

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                         $    52,584           $     15,983
   Real estate taxes payable                                                           5,467                  9,590
   Distributions payable                                                             800,000                800,000
   Due to related parties                                                             40,019                 16,989
   Rents paid in advance and deposits                                                143,799                178,746
                                                                             ----------------        ----------------
       Total liabilities                                                           1,041,869              1,021,308

   Commitment (Note 4)

   Partners' capital                                                              33,617,052             33,289,663
                                                                             ----------------         ----------------

                                                                               $  34,658,921          $  34,310,971
                                                                             ================         ================





           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2004               2003
                                                                               ---------------    ---------------
   Revenues:
       Rental income from operating leases                                        $   594,583         $  600,736
       Earned income from direct financing leases                                      69,089             71,156
       Contingent rental income                                                         1,074                297
       Interest and other income                                                        1,026              1,437
                                                                               ---------------    ---------------
                                                                                      665,772            673,626
                                                                               ---------------    ---------------

   Expenses:
       General operating and administrative                                           115,436             82,276
       Property related                                                                   165              2,846
       Management fees to related parties                                               9,145              8,995
       State and other taxes                                                           45,166             38,343
       Depreciation and amortization                                                   76,983             80,034
                                                                               ---------------    ---------------
                                                                                      246,895            212,494
                                                                               ---------------    ---------------

   Income before equity in earnings of unconsolidated
       joint ventures                                                                 418,877            461,132

   Equity in earnings of unconsolidated joint ventures                                130,788            109,281
                                                                               ---------------    ---------------

   Income from continuing operations                                                  549,665            570,413
                                                                               ---------------    ---------------

   Discontinued operations:
       Income from discontinued operations                                             75,930             97,561
       Gain on disposal of discontinued operations                                    501,794                 --
                                                                               ---------------    ---------------
                                                                                      577,724             97,561
                                                                               ---------------    ---------------

   Net income                                                                    $  1,127,389         $  667,974
                                                                               ===============    ===============

   Income per limited partner unit:
       Continuing operations                                                       $     0.14          $    0.14
       Discontinued operations                                                           0.14               0.03
                                                                               ---------------    ---------------
                                                                                   $     0.28          $    0.17

                                                                               ===============    ===============

   Weighted average number of limited
       partner units outstanding                                                    4,000,000          4,000,000
                                                                               ===============    ===============


           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                              Quarter Ended        Year Ended
                                                                                March 31,          December 31,
                                                                                 2004                 2003
                                                                           ----------------     ----------------

General partners:
    Beginning balance                                                       $      174,788        $     174,788

    Net income                                                                          --                   --
                                                                           ----------------     ----------------
                                                                                   174,788              174,788
                                                                           ----------------     ----------------

Limited partners:
    Beginning balance                                                           33,114,875           33,459,848
    Net income                                                                   1,127,389            2,855,027
    Distributions ($0.20 and $0.80 per limited
       partner unit, respectively)                                                (800,000)          (3,200,000)
                                                                           ----------------     ----------------
                                                                                33,442,264           33,114,875
                                                                           ----------------     ----------------

Total partners' capital                                                     $   33,617,052        $  33,289,663
                                                                           ================     ================




           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                    2004               2003
                                                                                --------------     --------------


     Net cash provided by operating activities                                     $  783,886         $  776,437
                                                                                --------------     --------------

     Cash flows from investing activities:
         Proceeds from sale of assets                                               2,035,787                 --
                                                                                --------------     --------------
            Net cash provided by investing activities                               2,035,787                 --
                                                                                --------------     --------------

     Cash flows from financing activities:
         Distributions to limited partners                                           (800,000)          (900,000)
                                                                                --------------     --------------
            Net cash used in financing activities                                    (800,000)          (900,000)
                                                                                --------------     --------------

     Net increase (decrease) in cash and cash equivalents                           2,019,673           (123,563)

     Cash and cash equivalents at beginning of quarter                              1,446,341          2,317,004
                                                                                --------------     --------------

     Cash and cash equivalents at end of quarter                                  $ 3,466,014        $ 2,193,441
                                                                                ==============     ==============

     Supplemental schedule of non-cash financing activities:

         Distributions declared and unpaid at end of
            quarter                                                                $  800,000         $  800,000
                                                                                ==============     ==============



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XV, Ltd. (the "Partnership") for the year ended December 31, 2003.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004. The Partnership was not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Discontinued Operations

         During 2003, the Partnership identified for sale three properties that were classified as discontinued operations in the accompanying financial statements. The Partnership sold the property in Bartlesville, Oklahoma in June 2003. During the quarter ended March 31, 2004, the Partnership identified two additional properties for sale. The assets were reclassified from real estate properties with operating leases and net investment in direct financing leases to real estate held for sale and were recorded at the lower of their carrying amount or fair value less cost to sell. In March 2004, the Partnership sold the properties in Piney Flats, Tennessee and Huntsville, Texas to separate third parties and received aggregate net sales proceeds of approximately $2,035,800 resulting in a gain on disposal of discontinued operations of approximately $501,800.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


3.       Discontinued Operations - Continued

         The operating results of these properties reflected as discontinued operations are as follows:

                                                       Quarter Ended March 31,
                                                       2004               2003
                                                    --------------   ----------------

              Rental revenues                         $    78,581        $   105,685
              Expenses                                     (2,651)            (8,124)
                                                    --------------   ----------------
              Income from discontinued operations     $    75,930        $    97,561
                                                    ==============   ================


4.       Commitments

         In January and March 2004, the Partnership entered into agreements with separate third parties to sell the properties in Cookeville, Tennessee and Columbia, South Carolina, respectively.

5.       Subsequent Event

         In April 2004, the Partnership sold the property in Cookeville, Tennessee for approximately $932,400 and received net sales proceeds of approximately $909,800 resulting in a gain of approximately $149,100, which will be recognized in the second quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XV, Ltd. (the "Partnership") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2003, the Partnership owned 36 Properties directly and ten Properties indirectly through joint venture or tenancy in common arrangements. As of March 31, 2004, the Partnership owned 33 Properties directly and twelve Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Net cash provided by operating activities was $783,886 and $776,437 for the quarters ended March 31, 2004 and 2003, respectively.

         During the quarter ended March 31, 2004, the Partnership sold its Properties in Huntsville, Texas and Piney Flats, Tennessee to separate third parties and received aggregate net sales proceeds of approximately $2,035,800 resulting in an aggregate gain on disposal of discontinued operations of approximately $501,800. The general partners intend to reinvest the net sales proceeds in additional Properties or to pay liabilities.

         At March 31, 2004, the Partnership had $3,466,014 in cash and cash equivalents, as compared to $1,446,341 at December 31, 2003. At March 31, 2004, these funds were held in a demand deposit account at a commercial bank. The increase in cash and cash equivalents at March 31, 2004 is due to the fact that the Partnership has held net sales proceeds from the sales of the Properties in Piney Flats, Tennessee and Huntsville, Texas. The funds remaining at March 31, 2004, after payment of distributions and other liabilities, will be used to invest in additional Properties and to meet the Partnership's working capital needs.

         In January 2004, the Partnership entered into an agreement with a third party to sell its Property in Cookeville, Tennessee. In April 2004, the Partnership sold the Property and received net sales proceeds of approximately $909,800 resulting in a gain on disposal of discontinued operations of approximately $149,100 which will be recognized in the second quarter of 2004. The general partners intend to reinvest the net sales proceeds in an additional Property or to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $800,000 for each of the quarters ended March 31, 2004 and 2003. This represents distributions for each applicable quarter of $0.20 per unit. No distributions were made to the general partners for the quarters ended March 31, 2004 and 2003. No amounts distributed to the limited partners for the quarters ended March 31, 2004 and 2003 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,041,869 at March 31, 2004, as compared to $1,021,308 at December 31, 2003. The increase was primarily due an increase in accounts payable and accrued expenses and amounts due to related parties, which was partially offset by a decrease in rents paid in advance and deposits. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Contractual Obligations, Contingent Liabilities, and Commitments

         In January and March 2004, the Partnership entered into separate agreements to sell the Properties in Cookeville, Tennessee and Columbia, South Carolina, respectively. In April 2004, the Partnership sold the Property in Cookeville, Tennessee. As of May 3, 2004, the Partnership had not sold the Property in Columbia, South Carolina.

         The   Partnership   has  no   contractual   obligations  or  contingent
liabilities as of March 31, 2004.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $663,672 during the quarter ended March 31, 2004, as compared to $671,892 during the same period of 2003. In March 2004, the Partnership entered into an agreement, effective January 2004, to provide temporary and partial rent deferral to a tenant who is experiencing liquidity difficulties. The Partnership anticipates that deferring a portion of monthly rent through December 2004 on the one lease the tenant has with the Partnership will provide the necessary relief to the tenant. Rental payment terms revert to the original terms beginning in January 2005. Repayment of the deferred amounts is secured by letters of credit and scheduled to begin in January 2005 and continue for 60 months. The general partners do not believe that this temporary decline in cash flows will have a material adverse effect on the operating results of the Partnership.

         The Partnership earned $130,788 attributable to net income earned by unconsolidated joint ventures during the quarter ended March 31, 2004, as compared to $109,281 during the same period of 2003. The increase in net income earned by unconsolidated joint ventures was primarily due to the fact that in November 2003, the Partnership invested in a Property in Tucker, Georgia with CNL Income Fund X, Ltd., CNL Income Fund XIII, Ltd. and CNL Income Fund XIV, Ltd. as tenants-in-common, and in a Property in Dalton, Georgia with CNL Income Fund VI, Ltd., CNL Income Fund XI, Ltd., and CNL Income Fund XVI, Ltd. Each of the CNL Income Funds is a Florida limited partnership pursuant to the laws of the state of Florida and an affiliate of the general partners.

         Operating expenses, including depreciation and amortization expense, were $246,895 during the quarter ended March 31, 2004, as compared to $212,494 during the same period of 2003. The increase in operating expenses during the quarter ended March 31, 2004, was primarily due to the Partnership incurring additional general operating and administrative expenses, including legal fees.

         The Partnership recognized income from discontinued operations (rental revenues less property related expenses) of $97,561 during the quarter ended March 31, 2003, relating to the Properties in Bartlesville, Oklahoma; Piney
Flats and Cookeville, Tennessee; Huntsville, Texas; and Columbia, South Carolina. The Partnership sold the Bartlesville, Oklahoma Property in June 2003. The Partnership recognized income from discontinued operations of $75,930 during the quarter ended March 31, 2004. The Partnership sold the Piney Flats, Tennessee and Huntsville, Texas Properties in March 2004 and recorded an aggregate gain on disposal of discontinued operations of approximately $501,800. As of May 3, 2004, the Partnership had not sold the Property in Columbia, South Carolina.

         The general partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004. The Partnership was not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.



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

           (b)   Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter entered March 31, 2004.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DATED this 11th day of May, 2004.


                             CNL INCOME FUND XV, LTD.

                             By:   CNL REALTY CORPORATION
                                   General Partner


                                   By:     /s/ James M. Seneff, Jr.
                                           -------------------------------------
                                           JAMES M. SENEFF, JR.
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                   By:     /s/ Robert A. Bourne
                                           -------------------------------------
                                           ROBERT A. BOURNE
                                           President and Treasurer
                                           (Principal Financial and
                                            Accounting Officer)

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


<