Form 10-Q
period 2004-06-30
CNL INCOME FUND XV LTD
filed 2004-08-12
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2004
--------------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _______________________ to ______________________


                             Commission file number
                                     0-26216
                     ---------------------------------------


                            CNL Income Fund XV, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-3198888
-------------------------------               ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


        450 South Orange Avenue
            Orlando, Florida                                 32801
----------------------------------------      ----------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                              ----------------------------------


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

                                    CONTENTS



Part I                                                                     Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                 1

                  Condensed Statements of Income                           2

                  Condensed Statements of Partners' Capital                3

                  Condensed Statements of Cash Flows                       4

                  Notes to Condensed Financial Statements                  5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      7-9

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                              9

   Item 4.   Controls and Procedures                                       9-10

Part II

   Other Information                                                       11-12

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                         June 30,            December 31,
                                                                           2004                  2003
                                                                    ------------------    ------------------
                        ASSETS

   Real estate properties with operating leases, net                $      18,877,224     $      19,019,814
   Net investment in direct financing leases                                2,299,720             2,336,717
   Real estate held for sale                                                1,444,437             3,747,970
   Investment in joint ventures                                             5,720,487             5,776,721
   Cash and cash equivalents                                                4,250,393             1,446,341
   Receivables, less allowance for doubtful accounts of $1,041
       in 2004                                                                299,239               310,398
   Accrued rental income, less allowance for doubtful
       accounts of $4,311 and $27,005, respectively                         1,687,891             1,634,755
   Other assets                                                                45,952                38,255
                                                                    ------------------    ------------------

                                                                    $      34,625,343     $      34,310,971
                                                                    ==================    ==================

           LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                            $          25,448     $          15,983
   Real estate taxes payable                                                    6,366                 9,590
   Distributions payable                                                      800,000               800,000
   Due to related parties                                                      28,068                16,989
   Rents paid in advance and deposits                                         141,527               178,746
                                                                    ------------------    ------------------
       Total liabilities                                                    1,001,409             1,021,308

   Commitment (Note 4)

   Partners' capital                                                       33,623,934            33,289,663
                                                                    ------------------    ------------------

                                                                    $      34,625,343     $      34,310,971
                                                                    ==================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                              Quarter Ended                   Six Months Ended
                                                                 June 30,                          June 30,
                                                          2004             2003             2004             2003
                                                     --------------   --------------   --------------   --------------
Revenues:
    Rental income from operating leases              $     575,188    $     576,659    $   1,144,892    $   1,152,516
    Earned income from direct financing leases              68,531           70,663          137,620          141,819
    Contingent rental income                                    --               --            1,074              297
    Interest and other income                                  288            1,588            1,314            3,025
                                                     --------------   --------------   --------------   --------------
                                                           644,007          648,910        1,284,900        1,297,657
                                                     --------------   --------------   --------------   --------------

Expenses:
    General operating and administrative                    74,282           60,179          189,718          142,455
    Property related                                         5,414            3,329            5,579            6,175
    Management fees to related parties                       8,020            8,986           17,165           17,981
    State and other taxes                                       73              252           45,239           38,595
    Depreciation and amortization                           72,033           75,082          144,066          150,166
                                                     --------------   --------------   --------------   --------------
                                                           159,822          147,828          401,767          355,372
                                                     --------------   --------------   --------------   --------------

Income before equity in earnings of
    unconsolidated joint ventures                          484,185          501,082          883,133          942,285

Equity in earnings of unconsolidated joint
    ventures                                               131,787          109,524          262,575          218,805
                                                     --------------   --------------   --------------   --------------

Income from continuing operations                          615,972          610,606        1,145,708        1,161,090
                                                     --------------   --------------   --------------   --------------

Discontinued operations:
    Income from discontinued operations                     41,802          119,280          137,661          236,770
    Gain on disposal of discontinued operations            149,108               --          650,902               --
                                                     --------------   --------------   --------------   --------------
                                                           190,910          119,280          788,563          236,770
                                                     --------------   --------------   --------------   --------------

Net income                                           $     806,882    $     729,886    $   1,934,271    $   1,397,860
                                                     ==============   ==============   ==============   ==============

Income per limited partner unit:
    Continuing operations                            $        0.15    $        0.15    $        0.29    $        0.29
    Discontinued operations                                   0.05             0.03             0.19             0.06
                                                     --------------   --------------   --------------   --------------
                                                     $        0.20    $        0.18    $        0.48    $        0.35
                                                     ==============   ==============   ==============   ==============

Weighted average number of limited
    partner units outstanding                            4,000,000        4,000,000        4,000,000        4,000,000
                                                     ==============   ==============   ==============   ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                      Six Months Ended         Year Ended
                                                          June 30,            December 31,
                                                            2004                  2003
                                                     ------------------     ------------------

General partners:
    Beginning balance                                $         174,788      $         174,788
    Net income                                                      --                     --
                                                     ------------------     ------------------
                                                               174,788                174,788
                                                     ------------------     ------------------

Limited partners:
    Beginning balance                                       33,114,875             33,459,848
    Net income                                               1,934,271              2,855,027
    Distributions ($0.40 and $0.80 per limited
       partner unit, respectively)                          (1,600,000)            (3,200,000)
                                                     ------------------     ------------------
                                                            33,449,146             33,114,875
                                                     ------------------     ------------------

Total partners' capital                              $      33,623,934      $      33,289,663
                                                     ==================     ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended
                                                                              June 30,
                                                                       2004              2003
                                                                  --------------    --------------


     Net cash provided by operating activities                    $   1,458,466     $   1,537,584
                                                                  --------------    --------------

     Cash flows from investing activities:
         Proceeds from sale of assets                                 2,945,586           558,990
                                                                  --------------    --------------
             Net cash provided by investing activities                2,945,586           558,990
                                                                  --------------    --------------

     Cash flows from financing activities:
         Distributions to limited partners                           (1,600,000)       (1,700,000)
                                                                  --------------    --------------
             Net cash used in financing activities                   (1,600,000)       (1,700,000)
                                                                  --------------    --------------

     Net increase in cash and cash equivalents                        2,804,052           396,574

     Cash and cash equivalents at beginning of period                 1,446,341         2,317,004
                                                                  --------------    --------------

     Cash and cash equivalents at end of period                   $   4,250,393     $   2,713,578
                                                                  ==============    ==============

     Supplemental schedule of non-cash financing activities:

         Distributions declared and unpaid at end of
             period                                               $     800,000     $     800,000
                                                                  ==============    ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XV, Ltd. (the "Partnership") for the year ended December 31, 2003.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004. The Partnership was not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Discontinued Operations

         During 2003, the Partnership identified for sale three properties that were classified as discontinued operations in the accompanying financial statements. The Partnership sold the property in Bartlesville, Oklahoma in June 2003. During the six months ended June 30, 2004, the Partnership identified three additional properties for sale and reclassified the assets to real estate held for sale. Because the current carrying amount of this asset is less than its fair value less cost to sell, no provision for write-down of assets was recorded. In March 2004, the Partnership sold the properties in Piney Flats, Tennessee and Huntsville, Texas, and in April 2004, sold the property in Cookeville, Tennessee to separate third parties and received aggregate net sales proceeds of approximately $2,945,600, resulting in a gain on disposal of discontinued operations of approximately $650,900.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003

3.       Discontinued Operations - Continued

         The operating results of these properties reflected as discontinued operations are as follows:

                                                         Quarter Ended                  Six Months Ended
                                                           June 30,                         June 30,
                                                      2004             2003             2004             2003
                                                 --------------   --------------   --------------   --------------
                Rental revenues                  $      45,078    $     128,424    $     148,538    $     258,988
                Expenses                                (3,276)         (9,144)          (10,877)         (22,218)
                                                 --------------   --------------   --------------   --------------
                Income from discontinued
                    operations                   $      41,802    $     119,280    $     137,661    $     236,770
                                                 ==============   ==============   ==============   ==============

4.       Commitment

         In March 2004, the Partnership entered into an agreement with a third party to sell the property in Columbia, South Carolina.

5.       Subsequent Events

         In August 2004, the Partnership sold the property in Columbia, South Carolina for $818,000 and received net sales proceeds of approximately $811,500 resulting in a gain of approximately $166,300, which will be recognized in the third quarter of 2004.

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, the limited partners will receive total consideration of approximately $39.43 million, consisting of approximately $32.97 million in cash and approximately $6.46 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $128,000 consisting of approximately $107,000 in cash and approximately $21,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XV, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2003, we owned 35 Properties directly and ten Properties indirectly through joint venture or tenancy in common arrangements. As of June 30, 2004, we owned 32 Properties directly and twelve Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Net cash provided by operating activities was $1,458,466 and $1,537,584 for the six months ended June 30, 2004 and 2003, respectively.

         During the six months ended June 30, 2004, we sold the Properties in Huntsville, Texas, and Piney Flats and Cookeville, Tennessee to separate third parties and received aggregate net sales proceeds of approximately $2,945,600 resulting in an aggregate gain on disposal of discontinued operations of approximately $650,900. The general partners may reinvest the net sales proceeds in additional Properties or use the sales proceeds to pay liabilities.

         At June 30, 2004, we had $4,250,393 in cash and cash equivalents, as compared to $1,446,341 at December 31, 2003. At June 30, 2004, these funds were held in a demand deposit account at a commercial bank. The increase in cash and cash equivalents at June 30, 2004, was a result of holding sales proceeds from the sales described above. The funds remaining at June 30, 2004, after payment of distributions and other liabilities, may be used to invest in additional Properties and to meet our working capital needs.

         In March 2004, we entered into an agreement with a third party to sell the Property in Columbia, South Carolina. In August 2004, we sold the Property and received net sales proceeds of approximately $811,500 resulting in a gain on disposal of discontinued operations of approximately $166,300, which will be recognized in the third quarter of 2004. The general partners may reinvest the net sales proceeds in an additional Property and use the sales proceeds to meet our working capital needs.


Short-Term Liquidity

         Our investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

         Our  short-term   liquidity   requirements  consist  primarily  of  our
operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with our operations.

         We generally distribute cash from operations remaining after the payment of operating expenses to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, we declared distributions to limited partners of $1,600,000 for each of the six months ended June 30, 2004 and 2003 ($800,000 for each applicable quarter). This represents distributions of $0.40 per unit for each of the six months ended June 30, 2004 and 2003 ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2004 and 2003. No amounts distributed to the limited partners for the six months ended June 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of
calculating   the   limited   partners'   return  on  their   adjusted   capital
contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,001,409 at June 30, 2004, as compared to $1,021,308 at December 31, 2003. The decrease was primarily due to a decrease in rents paid in advance and deposits, which was partially offset by an increase in accounts payable and accrued expenses and amounts due to related parties. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Contractual Obligations, Contingent Liabilities, and Commitments

         In March 2004, we entered into an agreement to sell the Property in Columbia, South Carolina. In August 2004, we sold this Property.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $1,282,512 during the six months ended June 30, 2004, as compared to $1,294,335 during the same period of 2003, $643,719 and $647,322 of which were earned during the second quarters of 2004 and 2003, respectively. In March 2004, we entered into an agreement, effective January 2004, to provide temporary and partial rent deferral to a tenant who is experiencing liquidity difficulties. The general partners anticipate that deferring a portion of monthly rent through December 2004 on the one lease the tenant has with us will provide the necessary relief to the tenant. Rental payment terms revert to the original terms beginning in January 2005. Repayment of the deferred amounts is secured by letters of credit and scheduled to begin in January 2005 and continue for 60 months. The general partners do not believe that this temporary decline in cash flows will have a material adverse effect on our operating results.

         We earned $262,575 attributable to net income earned by unconsolidated joint ventures during the six months ended June 30, 2004, as compared to $218,805 during the same period of 2003, $131,787 and $109,524 of which were earned during the quarters ended June 30, 2004 and 2003, respectively. The increase in net income earned by unconsolidated joint ventures was primarily due to the fact that in November 2003, we invested in a Property in Tucker, Georgia with CNL Income Fund X, Ltd., CNL Income Fund XIII, Ltd. and CNL Income Fund XIV, Ltd., as tenants-in-common, and in a Property in Dalton, Georgia with CNL Income Fund VI, Ltd., CNL Income Fund XI, Ltd., and CNL Income Fund XVI, Ltd., as tenants-in-common. Each of the CNL Income Funds is a Florida limited partnership pursuant to the laws of the state of Florida, and an affiliate of the general partners.

         Operating expenses, including depreciation and amortization expense, were $401,767 during the six months ended June 30, 2004, as compared to $355,372 during the same period of 2003, $159,822 and $147,828 of which were incurred during the quarters ended June 30, 2004 and 2003, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2004, was primarily due to incurring additional general operating and administrative expenses, including legal fees.

         We recognized income from discontinued operations (rental revenues less property related expenses) of $119,280 and $236,770 during the quarter and six months ended June 30, 2003, respectively, relating to the Properties in
Bartlesville, Oklahoma; Piney Flats and Cookeville, Tennessee; Huntsville, Texas; and Columbia and Pawleys Island, South Carolina. We sold the Bartlesville, Oklahoma Property in June 2003. We recognized income from discontinued operations of $41,802 and $137,661 during the quarter and six months ended June 30, 2004, respectively. In March 2004, we sold the Properties in Piney Flats, Tennessee and Huntsville, Texas, and in April 2004, we sold the Property in Cookeville, Tennessee and recorded an aggregate gain on disposal of discontinued operations of approximately $650,900. In August 2004, we sold the Property in Columbia, South Carolina, as described above. As of August 9, 2004, we had not sold the Property in Pawleys Island, South Carolina.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004. We were not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.

         The general partners believe their primary objective is to maintain current operations with restaurant operators as successfully as possible, while evaluating strategic alternatives, including alternatives that may provide liquidity to the limited partners. Real estate markets are strong throughout much of the nation, and the performance of restaurants has generally improved after several challenging years. As a result, the general partners believe that this is an attractive period for a strategic event to monetize the interests of the limited partners.

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, our limited partners will receive total consideration of approximately $39.43 million, consisting of approximately $32.97 million in cash and approximately $6.46 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $128,000 consisting of approximately $107,000 in cash and approximately $21,000 in preferred stock.

         We received an opinion from Wachovia Capital Markets, LLC that as of August 9, 2004 the merger consideration to be received by the holders of our general and limited partnership interests is fair, from a financial point of view, to such holders.

         As reflected above, the contemplated transactions are complex, and contingent upon certain conditions. The restaurant marketplace, the real estate industry, and the equities markets, all individually or taken as a whole, could impact the economics of this transaction. As a result, there is no assurance that we will be successful in completing the contemplated transaction.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August 2004.

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