Form 10-Q
period 2004-09-30
CNL INCOME FUND XV LTD
filed 2004-11-15
CIK 913057

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2004
   --------------------------------------------------------------------------

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


                            CNL Income Fund XV, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                         59-3198888
---------------------------------               --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


      450 South Orange Avenue
          Orlando, Florida                                   32801
----------------------------------------        --------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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

                                    CONTENTS





Part I                                                                     Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                 1

                  Condensed Statements of Income                           2

                  Condensed Statements of Partners' Capital                3

                  Condensed Statements of Cash Flows                       4

                  Notes to Condensed Financial Statements                  5-8

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      9-12

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                              12

   Item 4.   Controls and Procedures                                       12

Part II

   Other Information                                                       13-14

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                            September 30,           December 31,
                                                                                 2004                   2003
                                                                          -------------------    -------------------
                               ASSETS

   Real estate properties with operating leases, net                      $       18,736,399     $       19,019,814
   Net investment in direct financing leases                                       2,280,365              2,336,717
   Real estate held for sale                                                         799,165              3,747,970
   Investment in joint ventures                                                    5,219,616              5,776,721
   Cash and cash equivalents                                                       5,598,719              1,446,341
   Receivables, less allowance for doubtful accounts of $1,041
   in 2004                                                                           318,935                310,398
   Accrued rental income, less allowance for doubtful
       accounts of $4,213 and $27,005, respectively                                1,698,102              1,634,755
   Other assets                                                                       56,210                 38,255
                                                                          -------------------    -------------------

                                                                          $       34,707,511     $       34,310,971
                                                                          ===================    ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and accrued expenses                                  $           66,545     $           15,983
   Real estate taxes payable                                                           9,138                  9,590
   Distributions payable                                                             800,000                800,000
   Due to related parties                                                             31,273                 16,989
   Rents paid in advance and deposits                                                139,227                178,746
                                                                          -------------------    -------------------
       Total liabilities                                                           1,046,183              1,021,308

   Commitment (Note 5)

   Partners' capital                                                              33,661,328             33,289,663
                                                                          -------------------    -------------------

                                                                          $       34,707,511     $       34,310,971
                                                                          ===================    ===================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                             Quarter Ended                  Nine Months Ended
                                                             September 30,                    September 30,
                                                         2004            2003            2004             2003
                                                     -------------  ---------------  --------------   --------------
Revenues:
    Rental income from operating leases              $    562,883   $      574,817   $   1,707,775    $   1,727,333
    Earned income from direct financing leases             67,955           70,155         205,575          211,974
    Contingent rental income                                   --               --           1,074              297
    Interest and other income                                 510            1,015           1,824            4,040
                                                     -------------  ---------------  --------------   --------------
                                                          631,348          645,987       1,916,248        1,943,644
                                                     -------------  ---------------  --------------   --------------

Expenses:
    General operating and administrative                  107,954           57,077         297,672          199,532
    Property related                                        2,846            9,203           8,425           15,377
    Management fees to related parties                      8,505            8,714          25,670           26,695
    State and other taxes                                      --               94          45,239           38,689
    Depreciation and amortization                          72,033           75,077         216,099          225,244
                                                     -------------  ---------------  --------------   --------------
                                                          191,338          150,165         593,105          505,537
                                                     -------------  ---------------  --------------   --------------

Income before loss on exchange of assets
     and equity in earnings of unconsolidated
     joint ventures                                       440,010          495,822       1,323,143        1,438,107

Gain on exchange of assets                                 53,471               --          53,471               --

Equity in earnings of unconsolidated joint
ventures                                                  145,839          108,634         408,414          327,439
                                                     -------------  ---------------  --------------   --------------

Income from continuing operations                         639,320          604,456       1,785,028        1,765,546
                                                     -------------  ---------------  --------------   --------------

Discontinued operations:
    Income from discontinued operations                    31,819           93,108         169,480          329,878
    Gain on disposal of discontinued operations           166,255               --         817,157               --
                                                     -------------  ---------------  --------------   --------------
                                                          198,074           93,108         986,637          329,878
                                                     -------------  ---------------  --------------   --------------

Net income                                           $    837,394   $      697,564   $   2,771,665    $   2,095,424
                                                     =============  ===============  ==============   ==============

Income per limited partner unit:
    Continuing operations                            $       0.16   $         0.15   $        0.45    $        0.44
    Discontinued operations                                  0.05             0.02            0.24             0.08
                                                     -------------  ---------------  --------------   --------------
                                                     $       0.21   $         0.17   $        0.69    $        0.52
                                                     =============  ===============  ==============   ==============

Weighted average number of limited
    partner units outstanding                           4,000,000        4,000,000       4,000,000        4,000,000
                                                     =============  ===============  ==============   ==============

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                           Nine Months Ended           Year Ended
                                                                             September 30,            December 31,
                                                                                  2004                    2003
                                                                         ---------------------     ------------------

General partners:
    Beginning balance                                                    $            174,788      $         174,788
    Net income                                                                             --                     --
                                                                         ---------------------     ------------------
                                                                                      174,788                174,788
                                                                         ---------------------     ------------------

Limited partners:
    Beginning balance                                                              33,114,875             33,459,848
    Net income                                                                      2,771,665              2,855,027
    Distributions ($0.60 and $0.80 per limited
       partner unit, respectively)                                                 (2,400,000)            (3,200,000)
                                                                         ---------------------     ------------------
                                                                                   33,486,540             33,114,875
                                                                         ---------------------     ------------------

Total partners' capital                                                  $         33,661,328      $      33,289,663
                                                                         =====================     ==================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                    2004               2003
                                                                                --------------     --------------


     Net cash provided by operating activities                                  $   2,172,574      $   2,416,512
                                                                                --------------     --------------

     Cash flows from investing activities:
         Proceeds from sale of assets                                               3,757,114            558,990
          Liquidating distribution from joint venture                                 499,690                 --
           Proceeds from exchange of assets                                           123,000                 --
                                                                                --------------     --------------
            Net cash provided by investing activities                               4,379,804            558,990
                                                                                --------------     --------------

     Cash flows from financing activities:
         Distributions to limited partners                                         (2,400,000)        (2,500,000)
                                                                                --------------     --------------
            Net cash used in financing activities                                  (2,400,000)        (2,500,000)
                                                                                --------------     --------------

     Net increase in cash and cash equivalents                                      4,152,378            475,502

     Cash and cash equivalents at beginning of period                               1,446,341          2,317,004
                                                                                --------------     --------------

     Cash and cash equivalents at end of period                                 $   5,598,719      $   2,792,506
                                                                                ==============     ==============

     Supplemental schedule of non-cash investing and financing activities:

          Land under operating lease exchanged for land under
                operating lease                                                    $  837,803           $     --
                                                                                ==============     ==============

         Distributions declared and unpaid at end of
            period                                                              $     800,000      $     800,000
                                                                                ==============     ==============

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Real Estate Properties with Operating Leases

         Real estate properties with operating leases consisted of the following at:

                                                                  September 30,         December 31,
                                                                       2004                 2003
                                                                -------------------  -------------------

                   Land                                          $      12,654,347    $      12,723,876
                   Buildings                                             8,198,463            8,198,464
                                                                -------------------  -------------------
                                                                        20,852,810           20,922,340

                   Less accumulated depreciation                        (2,116,411)          (1,902,526)
                                                                -------------------  -------------------
                                                                $       18,736,399    $      19,019,814
                                                                ===================  ===================

         In September 2004, the Partnership entered into a purchase and exchange agreement whereby the Properties in Marietta and Norcross, Georgia, consisting of only land, were exchanged for land in Tampa and Ruskin, Florida and the leases were amended to include an extension of the lease term. In accordance with the agreement, the Partnership received $123,000 and recorded a gain on exchange of assets of approximately $53,500.

3.       Discontinued Operations

         During 2003, the Partnership identified for sale three properties that were classified as discontinued operations in the accompanying financial statements. The Partnership sold the property in Bartlesville,

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003

3.       Discontinued Operations - Continued

         Oklahoma in June 2003. During the nine months ended September 30, 2004, the Partnership identified three additional properties for sale and reclassified the assets to real estate held for sale. Because the current carrying amount of these assets is less than their fair value less cost to sell, no provision for write-down of assets was recorded. In March 2004, the Partnership sold the properties in Piney Flats, Tennessee and Huntsville, Texas, and in April 2004, sold the property in Cookeville, Tennessee to separate third parties. In August 2004, the Partnership sold the property in Columbia, South Carolina to a third party.  The  Partnership  received  aggregate  net  sales  proceeds  of approximately $3,757,100, resulting in a gain on disposal of discontinued operations of approximately $817,200 relating to these sales.

         The operating results of these properties reflected as discontinued operations are as follows:

                                                         Quarter Ended                 Nine Months Ended
                                                         September 30,                   September 30,
                                                      2004            2003             2004          2003
                                                 ---------------  -------------    -------------  ------------
                Rental revenues                  $        31,819  $     102,201    $     180,357  $    361,189
                Expenses                                      --         (9,093)         (10,877)      (31,311)
                                                 ---------------  -------------    -------------  ------------
                Income from discontinued
                    operations                   $        31,819  $      93,108    $     169,480  $    329,878
                                                 ===============  =============    =============  ============

4.       Investment in Joint Ventures

         In August 2004, CNL VII, XV Columbus Joint Venture, in which the Partnership owned a 31.25% interest, entered into an agreement with the tenant to sell its property in Columbus, Georgia. In August 2004, the joint venture sold this property and received net sales proceeds of $1,600,000, resulting in a gain on disposal of discontinued operations of approximately $33,000. As a result of the sale, the joint venture was dissolved, and the Partnership received approximately $499,700, representing its pro-rata share of the liquidating distribution of the joint venture. The financial results for this property are reflected as discontinued operations in the combined, condensed financial information presented below.

         Wood-Ridge Real Estate Joint Venture owns five properties. TGIF Pittsburgh Joint Venture owns one property. In addition, the
         Partnership and affiliates, in five separate tenancy in common arrangements, each own one property.

         The following presents the combined, condensed financial information for the joint ventures and the properties held as tenants-in-common with affiliates at:

                                                                     September 30,           December 31,
                                                                         2004                    2003
                                                                   ----------------        ---------------
          Real estate properties with operating
              leases, net                                          $     12,205,846        $    12,401,758
          Net investment in direct financing
              leases                                                        751,675                764,271
          Real estate held for sale                                              --              1,575,355
          Cash                                                              51,360                 103,799
          Receivables                                                       18,252                  18,000
          Accrued rental income                                            580,276                 498,211
          Other assets                                                       9,242                  10,700
          Liabilities                                                       43,234                  66,613
          Partners' capital                                             13,573,417              15,305,481

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


4.       Investment in Joint Ventures - Continued

                                                            Quarter Ended                  Nine Months Ended
                                                            September 30,                    September 30,
                                                      2004              2003             2004            2003
                                                   ------------    ----------------  -------------  ---------------

         Continuing operations:
             Revenues                              $    374,800    $       304,219   $   1,126,192   $     911,603
             Expenses                                   (67,473)           (51,473)       (201,302)       (147,623)
                                                   ------------    ----------------  -------------  ---------------
               Income from continuing operations        307,327            252,746         924,890         763,980

         Discontinued operations:
             Revenues                                    60,840             51,815         164,469         155,444
             Expenses                                    (3,318)           (10,199)        (23,436)        (30,514)
             Gain on disposal of discontinued
                  operations                            32,985                  --         32,985                --
                                                   ------------    ----------------  -------------  ----------------
                                                        90,507              41,616        174,018           124,930
                                                   ------------    ----------------  -------------  ----------------

             Net income                              $ 397,834          $  294,362     $1,098,908       $   888,910
                                                   ============    ================  =============  ================

         The Partnership recognized income of $408,414 and $327,439 during the nine months ended September 30, 2004 and 2003, respectively, $145,839 and $108,634 of which were earned during the third quarters of 2004 and 2003, respectively, from these joint ventures and tenants-in-common arrangements.

5.       Commitment

         In September 2004, the Partnership entered into an agreement with a third party to sell the property in Pawleys Island, South Carolina. As of November 5, 2004, the Partnership had not sold this property.

6.       Merger Transaction

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

                            CNL INCOME FUND XV, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


6.       Merger Transaction - Continued

         Under the terms of the merger agreement, if the transaction is approved, the limited partners will receive total consideration of approximately $39.43 million, consisting of approximately $32.97 million in cash and approximately $6.46 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $128,000 consisting of approximately $107,000 in cash and approximately $21,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         CNL Income Fund XV, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on September 2, 1993, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases generally are triple-net leases, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2003, we owned 35 Properties directly and ten Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2004, we owned 31 Properties directly and eleven Properties indirectly through joint venture or tenancy in common arrangements.

Merger Transaction

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

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, our limited partners will receive total consideration of approximately $39.43 million, consisting of approximately $32.97 million in cash and approximately $6.46 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $128,000 consisting of approximately $107,000 in cash and approximately $21,000 in preferred stock.

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

Capital Resources

         Net cash provided by operating activities was $2,172,574 and $2,416,512 for the nine months ended September 30, 2004 and 2003, respectively. The decrease in cash from operating activities during the nine months ended September 30, 2004, as compared to the previous year, was a result of changes in our working capital, such as the timing of transactions relating to the collection of receivables and the payment of expense, and changes in income and expenses, such as changes in rental revenues resulting from sales of Properties and changes in operating and property related expenses.

         During the nine months ended September 30, 2004, we sold the Properties in Huntsville, Texas; Piney Flats and Cookeville, Tennessee; and Columbia, South Carolina to separate third parties and received aggregate net sales proceeds of approximately $3,757,100 resulting in an aggregate gain on disposal of discontinued operations of approximately $817,200. We may reinvest the net sales proceeds in additional Properties or use the sales proceeds to pay liabilities.

         In September 2004, CNL VII, XV Columbus Joint Venture, in which we owned a 31.25% interest, sold its Property in Columbus, Georgia and received net sales proceeds of $1,600,000 resulting in a gain on disposal of discontinued operations of approximately $33,000. As a result of the sale of the Property, the joint venture was dissolved and we received approximately $499,700 representing our pro-rata share of the liquidating distribution from the joint venture. We may use the liquidation proceeds to invest in additional Properties or to pay liabilities.

         In addition, during September 2004, we entered into a purchase and exchange agreement whereby our Properties in Marietta and Norcross, Georgia were exchanged for Properties in Tampa and Ruskin, Florida and the leases were amended to include an extension of the lease term. All of these Properties consist of land only. Per the agreement, we received $123,000 and, as a result, recorded a gain on exchange of assets of approximately $53,500.

         At September 30, 2004, we had $5,598,719 in cash and cash equivalents, as compared to $1,446,341 at December 31, 2003. At September 30, 2004, these funds were held in a demand deposit account at a commercial bank. The increase in cash and cash equivalents at September 30, 2004, was a result of holding sales proceeds from the sales described above and as a result of cash received in a transaction involving the exchange of land. The funds remaining at September 30, 2004, after payment of distributions and other liabilities, may be used to invest in additional Properties and to meet our working capital needs.

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

         We generally distribute cash from operations remaining after the payment of operating expenses to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, we declared distributions to limited partners of $2,400,000 for each of the nine months ended September 30, 2004 and 2003 ($800,000 for each applicable quarter). This represents distributions of $0.60 per unit for each of the nine months ended September 30, 2004 and 2003 ($0.20 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2004 and 2003. No amounts distributed to the limited partners for the nine months ended September 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,046,183 at September 30, 2004, as compared to $1,021,308 at December 31, 2003. The increase was primarily due to an increase in accounts payable and accrued expenses and amounts due to related parties, which was partially offset by a decrease in rents paid in advance and deposits. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Contractual Obligations, Contingent Liabilities, and Commitments

         In September 2004, we entered into an agreement to sell the Property in Pawleys Island, South Carolina. As of November 5, 2004, we had not sold this Property.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $1,913,350 during the nine months ended September 30, 2004, as compared to $1,939,307 during the same period of 2003, $630,838 and $644,972 of which were earned during the third quarters of 2004 and 2003, respectively. In March 2004, we entered into an agreement, effective January 2004, to provide temporary and partial rent deferral to a tenant who is experiencing liquidity difficulties. The general partners anticipate that deferring a portion of monthly rent through December 2004 on the one lease the tenant has with us will provide the necessary relief to the tenant. Rental payment terms revert to the original terms beginning in January 2005. Repayment of the deferred amounts is secured by letters of credit and scheduled to begin in January 2005 and continue for 60 months. The general partners do not believe that this temporary decline in cash flows will have a material adverse effect on our operating results.

         We earned $408,414 attributable to net income earned by unconsolidated joint ventures during the nine months ended September 30, 2004, as compared to $327,439 during the same period of 2003, $145,839 and $108,634 of which were earned during the quarters ended September 30, 2004 and 2003, respectively. Net income earned by unconsolidated joint ventures was higher during the quarter and nine months ended September 30, 2004, as compared to 2003, because in August 2004, CNL VII, XV Columbus Joint Venture, in which we owned a 31.25% interest, sold its Property in Columbus, Georgia to the tenant and recorded a gain of approximately $33,000. We recorded our pro-rata share of this gain as equity in earnings of unconsolidated joint ventures and the joint venture was liquidated. In addition, the increase in net income earned by unconsolidated joint ventures was partially due to the fact that in November 2003, we invested in a Property in Tucker, Georgia with CNL Income Fund X, Ltd., CNL Income Fund XIII, Ltd. and CNL Income Fund XIV, Ltd., as tenants-in-common, and in a Property in Dalton, Georgia with CNL Income Fund VI, Ltd., CNL Income Fund XI, Ltd., and CNL Income Fund XVI, Ltd., as tenants-in-common. Each of the CNL Income Funds is a Florida limited partnership pursuant to the laws of the state of Florida, and an affiliate of the general partners. Rental payments relating to these Properties commenced at the time of acquisition.

         Operating expenses, including depreciation and amortization expense, were $593,105 during the nine months ended September 30, 2004, as compared to $505,537 during the same period of 2003, $191,338 and $150,165 of which were incurred during the quarters ended September 30, 2004 and 2003, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 2004, was primarily due to incurring additional general operating and administrative expenses, including, primarily, legal fees incurred in connection with the merger transaction described above.

         During the quarter and nine months ended September 30, 2004, we recorded a gain on the exchange of assets of approximately $53,500, as described above.

         We recognized income from discontinued operations (rental revenues less property related expenses) of $93,108 and $329,878 during the quarter and nine months ended September 30, 2003, respectively, relating to the Properties in Bartlesville, Oklahoma; Piney Flats and Cookeville, Tennessee; Huntsville, Texas; and Columbia and Pawleys Island, South Carolina. We sold the Bartlesville, Oklahoma Property in June 2003. We recognized income from discontinued operations of $31,819 and $169,480 during the quarter and nine months ended September 30, 2004, respectively. In March 2004, we sold the Properties in Piney Flats, Tennessee and Huntsville, Texas, and in April 2004, we sold the Property in Cookeville, Tennessee. In August 2004, we sold the Property in Columbia, South Carolina. We recorded an aggregate gain on disposal of discontinued operations of approximately $817,200 relating to these sales. As of November 5, 2004, we had not sold the Property in Pawleys Island, South Carolina. In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004. We were not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.


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

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.  Inapplicable.
          ------------------

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
          ------------------------------------------------------------
          Inapplicable.

Item 3.   Default upon Senior Securities.   Inapplicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.   Inapplicable.
          ----------------------------------------------------

Item 5.   Other Information.   Inapplicable.
          ------------------

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)   Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition XV, LLC, and CNL Income Fund XV, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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

         DATED this 11th day of November 2004.


                                CNL INCOME FUND XV, LTD.

                                By:   CNL REALTY CORPORATION
                                      General Partner


                                      By:   /s/ James M. Seneff, Jr.
                                           -------------------------------------
                                            JAMES M. SENEFF, JR.
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                      By:   /s/ Robert A. Bourne
                                           -------------------------------------
                                            ROBERT A. BOURNE
                                            President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number

                Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition XV, LLC, and CNL Income Fund XV, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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